Form 10QSB
period 2004-08-31
Furio Resources Inc.
filed 2004-10-08
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition Period from _____________ to _____________

Commission file number 000-50931

FURIO RESOURCES INC.

(Exact name of small business issuer as specified in its charter)

Nevada	33-1086828
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1802, 888 Pacific Street

Vancouver, British Columbia, V6Z 2S6, Canada

(Address of principal executive offices)

(604) 619-6328

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,831,000 shares of common stock are issued and outstanding as of October 8, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - Financial Information

Item 1.

Financial Statements.

The financial statements included herein have been prepared by Furio Resources Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of August 31, 2004, and its results of operations for the three-month period ended August 31, 2004, and its cash flows for the three-month period ended August 31, 2004. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form SB-2.

Furio Resources Inc.

(An Exploration Stage Company)

Balance Sheet

(Unaudited)

August 31,
2004

ASSETS

Current Assets
Cash and cash equivalents	$ 12,510
Redeemable short-term investment, uninsured	65,000
Deferred tax asset less valuation allowance of $9,745	-

Total Assets	$ 77,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 9,152
Total Current Liabilities	9,152

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 4,831,000 issued and outstanding	4,831
Additional paid-in capital	91,369
Deficit accumulated during the exploration stage	(27,842)

Total Stockholders’ Equity	68,358

Total Liabilities and Stockholders’ Equity	$ 77,510

The accompanying notes are an integral part of these interim financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Cumulative amounts from inception (February 19, 2004) to August 31, 2004	Three-month period ended August 31, 2004

EXPENSES
Bank charges	$ 195	$ 110
Mineral property expenditures	9,981	1,916
Office expenses	499	246
Professional and filing fees	16,667	10,463
Transfer agent	500	500

Loss before income taxes	(27,842)	(13,235)

Provision for income taxes	-	-

Net loss	$ (27,842)	$ (13,235)

Basic and diluted net loss per share		$ -

Weighted average number of shares of common stock outstanding		4,831,000

The accompanying notes are an integral part of these interim financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Cumulative amounts from inception (February 19, 2004) to August 31, 2004	Three-month period ended August 31, 2004

Cash flows from operating activities
Net loss	$ (27,842)	$ (13,235)
Change in liabilities:
Increase in accounts payable and accrued liabilities	9,152	3,971

Net cash used in operating activities	(18,690)	(9,264)

Cash flows used in investing activities
Purchase of investment	(65,000)	-

Net cash used in investing activities	(65,000)	-

Cash flows from financing activities
Proceeds from issuing common stock	96,200	-

Net cash provided by financing activities	96,200	-

Change in cash and cash equivalents for the period	12,510	(9,264)

Cash and cash equivalents, beginning of period	–	21,774

Cash and cash equivalents, end of period	$ 12,510	$ 12,510

Cash paid during the period for interest	$ –	$ –

Cash paid during the period for income taxes	$ –	$ –

The accompanying notes are an integral part of these interim financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

August 31, 2004

(Unaudited)

1.   HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on February 19, 2004, under the Laws of the State of Nevada and is in the business of exploring mineral properties. The Company has not yet determined whether its properties contain mineral resources that may be economically recoverable.  The Company therefore has not reached the development stage and is considered to be an exploration stage company.

The recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the exploration and upon future profitable production.

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the period ended May 31, 2004. The results of operations for the three-month period ended August 31, 2004, are not necessarily indicative of the results to be expected for the year ending May 31, 2005.

2.   GOING CONCERN

These financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the sale of common stock. Continued operations of the Company are dependent on the Company’s ability to complete additional equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

August 31, 2004 (Unaudited)

Deficit accumulated during the exploration stage	$ (27,842)
Working capital	68,358

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

August 31, 2004

(Unaudited)

3.   SIGNIFICANT ACCOUNTING POLICIES

The financial statements are stated in US dollars. Certain significant accounting policies adopted by the Company are as follows:

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Investments

Investments are considered to be held to maturity and are carried at cost. Investments are continually reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the investments, the future economic benefit of the investments, any historical or future profitability measurements as well as other external market values, conditions or factors that may be present. If it is determined that the value of the investment is permanently impaired, it is written down to its estimated net realizable value.

Mineral properties

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

Environmental requirements

At the report date, environmental requirements related to mineral claims acquired are unknown and therefore an estimate of any future cost cannot be made.

Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

August 31, 2004

(Unaudited)

3.   SIGNIFICANT ACCOUNTING POLICIES (continued)

Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic net loss per share) and potentially dilutive shares of common stock. Diluted net loss per share is not presented separately from net loss per share since there are no potentially dilutive shares of common stock outstanding.

4.   INVESTMENT

The Company has purchased a $65,000 short-term redeemable investment (uninsured) from the bank bearing an annual rate of interest of 0.5% and maturing on May 3, 2005. There is no penalty for early withdrawals of the investment.

5.   MINERAL PROPERTY

During the period from inception (February 19, 2004) to May 31, 2004, the Company staked, through our agent Alaska Earth Resources, Inc., 25 mining claims located in the Iliamna Recording District of Southwestern Alaska. As the claims do not contain any known reserves, the acquisition costs were expensed during the respective periods.

By September 1, 2005, the Company must complete $10,000 in annual labor or exploration expenditures on the mineral claims and file confirmation of work with the applicable mining recording office of the State of Alaska or make payment in lieu. In addition, by September 1, 2005, the Company must make payment to the State of Alaska of an annual rental fee of $2,500 for the twenty-five mineral claims, to keep the claims in good standing.

6.   RELATED PARTY TRANSACTIONS

During the period from inception (February 19, 2004) to August 31, 2004, the Company issued 2,000,000 shares of its common stock for proceeds of $20,000 to officers and directors of the Company.

Included in accounts payable and accrued liabilities at August 31, 2004 was $283 due to an officer and director of the Company.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by related parties.

7.   FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, investment and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

8.   SEGMENT INFORMATION

The Company operates in one reportable segment, being the exploration of mineral properties, in Alaska.

Item 2.

Management’s Discussion and Analysis or Plan of Operations.

FORWARD LOOKING STATEMENTS

This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section. The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included in our Form SB-2 dated August 20, 2004. Words or phrases such as “will”, “hope”, “expect”, “intend”, “plan” or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect our actual performance and results of operations include the following: general economic conditions; exploration successes, continued availability of capital and financing; adverse weather; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to our business; competition; availability of equipment and qualified personnel and unexpected operational difficulties. Other risks and uncertainties may also affect the outcome of our actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management’s Discussion and Analysis or Plan of Operations.

Overview

We are in the business of mineral exploration. We acquired twenty-five mineral claims in southwestern Alaska via staking which we believe are prospective for gold and copper. Our mineral claims consist of twenty-five quarter sections which cover approximately 4,000 acres or 6.25 square miles and are in good standing with the State of Alaska through to September 1, 2005.

Our objective is to conduct mineral exploration activities on the property in order to assess whether it possesses commercially exploitable reserves of minerals. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future development is determined.

We plan to conduct an initial phase of exploration on the property consisting of an induced polarization survey and a ground magnetic survey. We anticipate that the cost of this program will be approximately $30,000. We expect to commence this exploration program in late spring of 2005 depending on the availability of funds, personal and equipment. This phase is expected to take approximately two weeks to complete.

Since we are an exploration stage company, there are no assurances that a commercially viable mineral deposit exists on our property, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for its future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the mineral claims, and there is no assurance that we will discover one.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

Results of Operations

We have had no operating revenues since our inception on February 19, 2004 through to August 31, 2004. Our activities have been financed from the proceeds of share subscriptions. From our inception, on February 19, 2004, to August 31, 2004, we have raised a total of $96,200 from private offerings of our securities.

For the three-month period ended August 31, 2004, we incurred operating costs of $13,235. These operating costs included $10,463 in professional fees for the ongoing legal and accounting costs of the Form SB-2 filings. We also incurred mineral property expenditures during the three-month period ended August 31, 2004 of $1,916, including $1,250 in annual rental fees to extend the mineral claims to September 1, 2005.

For the period from inception, February 19, 2004, to August 31, 2004, we incurred operating costs of $27,842. These operating costs included $9,981 in mineral property expenditures for the acquisition of the claims, the cost of a geological report and the annual rental fees. In addition, we incurred $16,667 in professional fees during the period for legal and accounting services.

Liquidity and Capital resources

At August 31, 2004, we had cash on hand of $12,510 and working capital of $68,358.

We have funded our business to date from sales of our common stock. Gross proceeds from the sale of our common shares during the period from inception, on February 19, 2004, through to August 31, 2004, totaled $96,200 all of which was receipted by the year ended May 31, 2004.

Cash used in operating activities was $9,264 for the three-month period ended August 31, 2004, which reflects the costs of our operations for the period.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the mineral claims and our venture will fail.

By September 1, 2005, we must complete $10,000 in annual labor or exploration expenditures on our mineral claims and file confirmation of work with the applicable mining recording office of the State of Alaska or make payment in lieu. In addition, by September 1, 2005, we must make payment to the State of Alaska of an annual rental fee of $2,500 for our twenty-five mineral claims, to keep our claims in good standing.

READERS SHOULD REFER TO RISK FACTORS SET OUT IN THE FORM SB-2 WE FILED AUGUST 20, 2004, TO SEE RISK FACTORS THAT COULD AFFECT AND SUBSTANTIALLY ALTER OUR PLAN OF OPERATION.

Item 3.

Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures which took place as of August 31, 2004, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

We also maintain a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management’s general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

During our last fiscal quarter, there have been no significant changes in such controls or in other factors that have materially affected, or is reasonably likely to materially affect, those controls.

Part II. - Other Information

Item 1.

Legal Proceedings.

None

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3.

Default upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None.

Item 6.

Exhibits.

(a) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
3.3	Specimen Stock Certificate (2)
10.1	Mining Quitclaim Deed (1)
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1) Incorporated by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission on July 9, 2004.

(2) Incorporated by reference to the Company’s Form 8-A filed with the Securities and Exchange Commission on September 10, 2004.

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURIO RESOURCES INC.

By /S/ Paul Fong

Paul Fong, President, Chief Executive Officer, Treasurer, and Director

Date: October 8, 2004

By /S/ Patrick McGrath

Patrick McGrath, Chief Financial Officer, Secretary and Director

Date: October 8, 2004