Form 10QSB
period 2004-11-30
Furio Resources Inc.
filed 2005-01-07
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,831,000 shares of common stock are issued and outstanding as of January 7, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

These financial statements have been prepared by Furio Resources Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of November 30, 2004, and its results of operations for the three and six-month periods ended November 30, 2004, and its cash flows for the six-month period ended November 30, 2004. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form SB-2.

Furio Resources Inc.

(An Exploration Stage Company)

Balance Sheet

(Unaudited)

November 30,
2004

ASSETS

Current Assets
Cash and cash equivalents	$ 4,536
Redeemable short-term investment, uninsured	65,000
Deferred tax asset less valuation allowance of $11,646	-

Total Assets	$ 69,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 6,611
Total Current Liabilities	6,611

Commitments and Contingencies (Notes 2 and 5)

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 4,831,000 issued and outstanding	4,831
Additional paid-in capital	91,369
Deficit accumulated during the exploration stage	(33,275)

Total Stockholders’ Equity	62,925

Total Liabilities and Stockholders’ Equity	$ 69,536

The accompanying notes are an integral part of these interim financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Cumulative amounts from inception (February 19, 2004) to November 30, 2004	Three-month period ended November 30, 2004	Six-month period ended November 30, 2004

EXPENSES
Bank charges	$ 219	$ 24	$ 134
Mineral property expenditures	9,981	-	1,916
Office expenses	704	205	451
Professional and filing fees	21,371	4,704	15,167
Transfer agent	1,000	500	1,000

Loss before income taxes	(33,275)	(5,433)	(18,668)

Provision for income taxes	-	-	-

Net loss	$ (33,275)	$ (5,433)	$ (18,668)

Basic and diluted net loss per share		$ -	$ -

Weighted average number of shares of common stock outstanding		4,831,000	4,831,000

The accompanying notes are an integral part of these interim financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Cumulative amounts from inception (February 19, 2004) to November 30, 2004	Six-month period ended November 30, 2004

Cash flows from operating activities
Net loss	$ (33,275)	$ (18,668)
Change in liabilities:
Increase in accounts payable and accrued liabilities	6,611	1,430

Net cash used in operating activities	(26,664)	(17,238)

Cash flows used in investing activities
Purchase of redeemable short-term investment (uninsured)	(65,000)	-

Net cash used in investing activities	(65,000)	-

Cash flows from financing activities
Proceeds from issuing common stock	96,200	-

Net cash provided by financing activities	96,200	-

Change in cash and cash equivalents for the period	4,536	(17,238)

Cash and cash equivalents, beginning of period	–	21,774

Cash and cash equivalents, end of period	$ 4,536	$ 4,536

Cash paid during the period for interest	$ –	$ –

Cash paid during the period for income taxes	$ –	$ –

The accompanying notes are an integral part of these interim financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

November 30, 2004

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

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the period ended May 31, 2004. The results of operations for the there and six-month periods ended November 30, 2004, are not necessarily indicative of the results expected for the year ending May 31, 2005.

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

November 30, 2004 (Unaudited)
Deficit accumulated during the exploration stage	$ (33,275)
Working capital	62,925

3.   SIGNIFICANT ACCOUNTING POLICIES

The financial statements are stated in US dollars. Certain significant accounting policies adopted by the Company are as follows:

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

November 30, 2004

(Unaudited)

3.   SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

November 30, 2004

(Unaudited)

3.   SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2003, FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) (revised on December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has significant variable interest. The consolidation requirements of FIN 46 are required in financial statements of public entities that have interests in variable interest entities for periods ending after December 15, 2003. The consolidation requirements for all other types of entities are required in financial statements for periods ending March 15, 2004.

The adoption of the new pronouncement did not have a material effect on the Company’s financial position or results of operations.

4.   INVESTMENT

The Company has purchased a $65,000 short-term redeemable investment (uninsured), from a bank, bearing an annual rate of interest of 0.5% and maturing on May 3, 2005. There is no penalty for early withdrawal of the investment.

5.   MINERAL PROPERTY

During the period from inception (February 19, 2004) to May 31, 2004, the Company staked, through its agent Alaska Earth Resources, Inc., twenty-five mining claims located in the Iliamna Recording District of Southwestern Alaska. As the claims do not contain any known reserves, the acquisition costs were expensed during the respective periods.

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

6.   RELATED PARTY TRANSACTIONS

During the period from inception (February 19, 2004) to November 30, 2004, the Company issued 2,000,000 shares of its common stock for proceeds of $20,000 to officers and directors of the Company.

Included in accounts payable and accrued liabilities at November 30, 2004 was $344 due to an officer and director of the Company.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by related parties.

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

November 30, 2004

(Unaudited)

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

Item 2.

Management’s Discussion and Analysis or Plan of Operations.

FORWARD LOOKING STATEMENTS

This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section. The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and related notes included in our Form SB-2 dated August 20, 2004. Words or phrases such as “will”, “hope”, “expect”, “intend”, “plan” or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect our actual performance and results of operations include the following: general economic conditions; exploration successes, continued availability of capital and financing; adverse weather; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to our business; competition; availability of equipment and qualified personnel and unexpected operational difficulties. Other risks and uncertainties may also affect the outcome of our actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management’s Discussion and Analysis or Plan of Operations.

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

We have no revenues, have experienced losses since inception, had no operations, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

Results of Operations

We have had no operating revenues since our inception on February 19, 2004 through to November 30, 2004. Our activities have been financed from the proceeds of share subscriptions. From our inception, on February 19, 2004, to November 30, 2004, we have raised a total of $96,200 from private offerings of our securities.

For the three-month period ended November 30, 2004, we incurred operating costs of $5,433. These operating costs included $4,704 in professional fees for the ongoing legal and accounting costs of the Form 10-QSB filings.

For the six-month period ended November 30, 2004, we incurred operating costs of $18,668. These operating costs included $15,167 in professional fees for the ongoing legal and accounting costs of the Form 10-QSB and Form SB-2 filings. We also incurred mineral property expenditures during the six-month period ended November 30, 2004 of $1,916, including $1,250 in annual rental fees to extend the mineral claims to September 1, 2005.

For the period from inception, February 19, 2004, to November 30, 2004, we incurred operating costs of $33,275. These operating costs included $9,981 in mineral property expenditures for the acquisition of the claims, the cost of a geological report and the annual rental fees. In addition, we incurred $21,371 in professional fees during the period for legal and accounting services.

Liquidity and Capital resources

At November 30, 2004, we had cash on hand of $4,536 and working capital of $62,925.

We have funded our business to date from sales of our common stock. Gross proceeds from the sale of our common shares during the period from inception, on February 19, 2004, through to November 30, 2004, totaled $96,200 all of which was receipted by the year ended May 31, 2004.

Cash used in operating activities was $17,238 for the six-month period ended November 30, 2004, which reflects the costs of our operations for the period.

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

Item 3.

Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures which took place as of November 30, 2004, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Default upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Number	Description
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
3.3	Specimen Stock Certificate (2)
10.1	Mining Quitclaim Deed (1)
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Statement of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: January 7, 2005

By /S/ Patrick McGrath

Patrick McGrath, Chief Financial Officer, Secretary and Director

Date: January 7, 2005