Form 10QSB
period 2005-02-28
Furio Resources Inc.
filed 2005-04-05
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

OR

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 000-50931

FURIO RESOURCES INC.

(Exact name of small business issuer as specified in its charter)

Nevada	33-1086828
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1802, 888 Pacific Street

Vancouver, British Columbia, V6Z 2S6, Canada

(Address of principal executive offices)

(604) 619-6328

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,831,000 shares of common stock are issued and outstanding as of April 5, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

These financial statements have been prepared by Furio Resources Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of February 28, 2005, and its results of operations for the three and nine-month periods ended February 28, 2005, and its cash flows for the nine-month period ended February 28, 2005. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form SB-2.

Furio Resources Inc.

(An Exploration Stage Company)

Balance Sheet

(Unaudited)

February 28,
2005

ASSETS

Current Assets
Cash and cash equivalents	$ 618
Redeemable short-term investment, uninsured	65,000
Deferred tax asset, less valuation allowance of $13,039	-

Total Assets	$ 65,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 6,671
Total Current Liabilities	6,671

Commitments and Contingencies (Notes 2 and 5)

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 4,831,000 issued and outstanding	4,831
Additional paid-in capital	91,369
Deficit accumulated during the exploration stage	(37,253)

Total Stockholders’ Equity	58,947

Total Liabilities and Stockholders’ Equity	$ 65,618

The accompanying notes are an integral part of these interim financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Cumulative amounts from inception (February 19, 2004) to February 28, 2005	Three-month period ended February 28, 2005	Nine-month period ended February 28, 2005

EXPENSES
Bank charges	$ 243	$ 24	$ 158
Mineral property expenditures	9,981	-	1,916
Office expenses	704	-	451
Professional and filing fees	25,250	3,879	19,046
Transfer agent	1,075	75	1,075

Loss before income taxes	(37,253)	(3,978)	(22,646)

Provision for income taxes	-	-	-

Net loss	$ (37,253)	$ (3,978)	$ (22,646)

Basic and diluted net loss per share		$ -	$ -

Weighted average number of shares of common stock outstanding		4,831,000	4,831,000

The comparative period from inception to February 28, 2004 was not presented because the Company had no operations.

The accompanying notes are an integral part of these interim financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Cumulative amounts From inception (February 19,2004) to February 28, 2005	Nine-month period ended February 28, 2005

Cash flows from operating activities
Net loss	$ (37,253)	$ (22,646)
Change in liabilities:
Increase in accounts payable and accrued liabilities	6,671	1,490

Net cash used in operating activities	(30,582)	(21,156)

Cash flows used in investing activities
Purchase of redeemable short-term investment (uninsured)	(65,000)	-

Net cash used in investing activities	(65,000)	-

Cash flows from financing activities
Proceeds from issuing common stock	96,200	-

Net cash provided by financing activities	96,200	-

Change in cash and cash equivalents for the period	618	(21,156)

Cash and cash equivalents, beginning of period	–	21,774

Cash and cash equivalents, end of period	$ 618	$ 618

Cash paid during the period for interest	$ –	$ –

Cash paid during the period for income taxes	$ –	$ –

The comparative period from inception to February 28, 2004 was not presented because the Company had no operations.

The accompanying notes are an integral part of these interim financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

February 28, 2005

(Unaudited)

1.   HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on February 19, 2004, under the Laws of the State of Nevada and is in the business of exploring mineral properties. The Company has not yet determined whether its properties contain mineral resources that may be economically recoverable.  Therefore, the Company has not reached the development stage and is considered to be an exploration stage company.

The recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the exploration and upon future profitable production.

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the period ended May 31, 2004. The results of operations for the three and nine-month periods ended February 28, 2005, are not necessarily indicative of the results expected for the year ending May 31, 2005.

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

February 28, 2005 (Unaudited)

Deficit accumulated during the exploration stage	$ (37,253)
Working capital	58,947

3.   SIGNIFICANT ACCOUNTING POLICIES

The financial statements are stated in US dollars. Certain significant accounting policies adopted by the Company are as follows:

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

February 28, 2005

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

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

February 28, 2005

(Unaudited)

3.   SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” ("FIN 46") (revised in December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

In November 2004, FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS 151”) which revised Accounting Research Bulletin No.43, “Restatement and Revision of Accounting Research Bulletins” (“ARB 43”) relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  SFAS 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43 and requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67” (“SFAS 152”) which amends Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). SFAS 152 also amends Statement of Financial Accounting Standards No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”) which amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance by requiring entities to

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

February 28, 2005

(Unaudited)

3.   SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) as follows:

i)

Public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value and nonpublic entities may elect to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value whereas under SFAS 123, all share-based payment liabilities were measured at their intrinsic value.

ii)

Nonpublic entities are required to calculate fair value using an appropriate industry sector index for the expected volatility of its share price if it is not practicable to estimate the expected volatility of the entity’s share price.

iii)

Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.

iv)

Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award’s value immediately before the modification determined based on the shorter of (1) its remaining initially estimated expected life or (2) the expected life of the modified award.

SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF 96-18. SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

The adoption of these new pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations.

4.   INVESTMENT

The Company has purchased a $65,000 short-term redeemable investment (uninsured), from a bank, bearing an annual rate of interest of 0.5% and maturing on May 3, 2005. There is no penalty for early withdrawal of the investment.

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

February 28, 2005

(Unaudited)

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

6.   RELATED PARTY TRANSACTIONS

During the period from inception (February 19, 2004) to February 28, 2005, the Company issued 2,000,000 shares of its common stock for proceeds of $20,000 to officers and directors of the Company.

This transaction was in the normal course of operations and was measured at the exchange value which represented the amount of consideration established and agreed to by related parties.

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

We plan to conduct an initial phase of exploration on the property consisting of an induced polarization survey and a ground magnetic survey. We anticipate that the cost of this program will be approximately $30,000. We expect to commence this exploration program in late spring or early summer of 2005 depending on the availability of funds, personnel and equipment. This phase is expected to take approximately two weeks to complete.

We have no revenues, have experienced losses since inception, have no operations, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

Results of Operations

We have had no operating revenues since our inception on February 19, 2004, through to February 28, 2005. Our activities have been financed from the proceeds of share subscriptions. From our inception, on February 19, 2004, to February 28, 2005, we have raised a total of $96,200 from private offerings of our securities.

For the three-month period ended February 28, 2005, we incurred operating costs of $3,978. These operating costs included $3,879 in professional fees for the ongoing legal and accounting costs of the Form 10-QSB filings.

For the nine-month period ended February 28, 2005, we incurred operating costs of $22,646. These operating costs included $19,046 in professional fees for the ongoing legal and accounting costs of the Form 10-QSB and Form SB-2 filings. We also incurred mineral property expenditures during the nine-month period ended February 28, 2005 of $1,916, including $1,250 in annual rental fees to extend the mineral claims to September 1, 2005.

For the period from inception, February 19, 2004, to February 28, 2005, we incurred operating costs of $37,253. These operating costs included $9,981 in mineral property expenditures for the acquisition of the claims, the cost of a geological report and the annual rental fees. In addition, we incurred $25,250 in professional fees during the period for legal and accounting services.

Liquidity and Capital resources

At February 28, 2005, we had cash on hand of $618 and working capital of $58,947.

We have funded our business to date from sales of our common stock. Gross proceeds from the sale of our common shares during the period from inception, on February 19, 2004, through to February 28, 2005, totaled $96,200 all of which was receipted by the year ended May 31, 2004.

Cash used in operating activities was $21,156 for the nine-month period ended February 28, 2005, which reflects the costs of our operations for the period.

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

Item 3.

Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures which took place on February 28, 2005, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Default upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Number	Description
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
3.3	Specimen Stock Certificate (2)
10.1	Mining Quitclaim Deed (1)
10.2*	Mineral Exploration Management Service Agreement between Alaska Earth Sciences, Inc. and Furio Resources Inc. dated March 7, 2005
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Statement of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: April 5, 2005

By /S/ Patrick McGrath

Patrick McGrath, Chief Financial Officer, Secretary and Director

Date: April 5, 2005