Form 10KSB
period 2005-05-31
Furio Resources Inc.
filed 2005-07-27
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005

OR

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 000-50931

FURIO RESOURCES INC.

(Name of small business issuer in its charter)

Nevada	33-1086828
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1802, 888 Pacific Street

Vancouver, British Columbia, V6Z 2S6, Canada

(Address of principal executive offices)

(604) 619-6328

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year:   Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):  2,831,000 shares of common stock at $0.30 (1) per share = $849,300

(1) Bid price on July 26, 2005.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date:  4,831,000 shares of common stock issued and outstanding as of July 26, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1.

Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

As used in this annual report, the terms “we”, “us” and “our” mean Furio Resources Inc. unless otherwise indicated.

Corporate History

We were incorporated on February 19, 2004, under the laws of the state of Nevada.

Current Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Our management began to evaluate the area of Alaska currently encompassing the mineral claims in January 2004.

By mineral staking in March 2004, we have acquired 100% interest in twenty-five mineral claims, subject to a 3% net proceeds interest to the State of Alaska on production on state lands. The staking was originally executed by Alaska Earth Resources, Inc., an Alaska geological company, acting as our agent. Shortly thereafter, we filed our certificate of authority to do business in the state of Alaska and the ownership of the claims was transferred from Alaska Earth Resources, Inc. to us. The mineral claims are located approximately 7.5 miles northwest of Lake Iliama which is 215 miles southwest of Anchorage, Alaska. Each mineral claim entitles us to one quarter section of property reserved for mineral exploration that consists of 160 acres. The total area of the twenty-five mineral claims is approximately 4,000 acres or 6.25 square miles. The mineral claims are in good standing with the State of Alaska through to September 1, 2005.

During the period from incorporation, February 19, 2004, to the date of this annual report, we have raised capital through the sale of shares of our common stock in order to cover administrative expenses, fund the staking costs on the mineral property and to fund the phase one of the exploration work program on the mineral claims. However, our ability to continue exploration of the mineral claims will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

Phase one of our mineral exploration work program was completed in May 2005, and consisted of an induced polarization and ground magnetic survey. The program took approximately ten days to complete and was estimated to cost approximately $30,000. Due to higher than expected costs for mobilization, demobilization and labor, we revised our estimated costs of phase one to approximately $34,000. Our consulting geophysics firm has recommended that the we repeat certain portions of the induced polarization survey conducted in phase one to gather better data before making a decision to move to phase two.

Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the mineral property, and there is no assurance that we will discover one.

Recording of the Mineral Claims

The mineral claims consist of twenty-five mineral claims located in the Iliama Lake area of Alaska. The mineral claims have the following legal description:

Name of Mining Claim	ADL Number	Meridian	Expiry Date
Fur 1	644524	Seward	September 1, 2005
Fur 2	644525	Seward	September 1, 2005
Fur 3	644526	Seward	September 1, 2005
Fur 4	644527	Seward	September 1, 2005
Fur 5	644528	Seward	September 1, 2005
Fur 6	644529	Seward	September 1, 2005
Fur 7	644530	Seward	September 1, 2005
Fur 8	644531	Seward	September 1, 2005
Fur 9	644532	Seward	September 1, 2005
Fur 10	644533	Seward	September 1, 2005
Fur 11	644534	Seward	September 1, 2005
Fur 12	644535	Seward	September 1, 2005
Fur 13	644536	Seward	September 1, 2005
Fur 16	644539	Seward	September 1, 2005
Fur 17	644540	Seward	September 1, 2005
Fur 18	644541	Seward	September 1, 2005
Fur 19	644542	Seward	September 1, 2005
Fur 20	644543	Seward	September 1, 2005
Fur 21	644544	Seward	September 1, 2005
Fur 22	644545	Seward	September 1, 2005
Fur 23	644546	Seward	September 1, 2005
Fur 24	644547	Seward	September 1, 2005
Fur 25	644548	Seward	September 1, 2005
Fur 35	644558	Seward	September 1, 2005
Fur 36	644559	Seward	September 1, 2005

In order to maintain our mineral claims in good standing, we must make payment to the State of Alaska of an annual rental fee of $100 per quarter section, or $2,500 in total for our twenty-five mineral claims, to keep our claims in good standing. This payment is for claims owned as of the 1st of every September and is payable within ninety days or the 30th of every November. We must make a payment of $2,500 to the State of Alaska by November 30, 2005, or we will lose our mineral claims.

In addition, we must complete annual labor or exploration expenditures on the mineral claims and file confirmation of work with the applicable mining recording office of the State of Alaska. Currently, exploration work with a minimum value of $400 per quarter section (or mineral claim) is required before the 1st of every September with the exception of the year the mineral claims are staked. Our claims encompass twenty-five quarter sections so our commitment for exploration expenditures with the State of Alaska for the current year is $10,000. During the year ended May 31, 2005, we believe we exceeded the $10,000 work commitment as required by the State of Alaska to keep the claims in good standing.

If we fail to make and file the work expenditures or make the appropriate payments to the State of Alaska, we will lose all interest in the mineral claims.

Location and Access

The property is located 7.5 miles northwest of Lake Iliamna which is 215 miles southwest of Anchorage, Alaska. The property is thirty-two miles west of the town of Iliamna which has a paved commercial airport, general store, and lodge facilities. There are several float plane carriers in the area that may be used for an exploration fly camp support. Float planes can land on lakes in or near our property. There are no roads in the area outside the immediate vicinity of Ilamna. Our property can be accessed by snow machine in the winter and by all terrain vehicles in the summer. Although to date, we have not discovered an economically viable mineral deposit on the mineral property, and there is no assurance that we will discover one.

Physiography and Climate

Our claims occupy a relatively flat plateau at an elevation of 600-750 feet above sea level that is underlain by glacial outwash.  There are no trees and vegetation is sparse consisting of grasses, moss, lichen, and some alder.

Technical Information Regarding the Property

The mineral property is the subject of a geological report prepared by William T. Ellis, B.Sc., Certified Professional Geologist, dated May 15, 2004. The following description of the mineral property is summarized from Mr. Ellis’s report. We paid $2,065 to Mr. Ellis for the preparation of this report. There is no relationship between Mr. Ellis and us, our officers, our directors or our affiliates.

History and Previous Work

Very little surface mapping or sampling has been completed on our mineral claims. An airborne magnetic survey was flown over the claim area in 2000 by a third party and a brief follow-up geologic reconnaissance was completed by them. That magnetic survey data was published as an open file report by the United States Geological Survey in January 2004 allowing the public to view the data. There is no regional geochemistry in the area except for very wide-spaced National Uranium Resource Evaluation data of which only one stream sample was taken within the claim group.

Definitions

Electromagnetic surveys involve measuring whether or not rocks on the surface and subsurface of the property conduct electricity. Copper and gold are excellent conductors of electricity. Areas of high conductivity are targets for follow-up exploration.

Magnetic surveys involve searching for changes in the magnetic field over property areas. Magnetic anomalies may be a result of accumulations of certain magnetic rocks such as pyrrhotite, hematite and magnetite. These rock types are often found alongside base metals such as copper, zinc and nickel, or precious metals such as gold and silver.

An Induced Polarization (“IP”) survey is an electrical survey method that measures the resistivity and chargeability of rock which may be a result of sulphide content of the rock.

Airborne geophysical surveys are the search for mineral deposits by measuring the physical property of near-surface rocks through the use of an airplane or helicopter in order to detect unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured.

Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths.  Pieces of the rock obtained, known as drill core, are analysed for mineral content.

Geophysics is the study of physical properties of rock and minerals.

Geochemistry is the study of chemical properties of rocks.

Ore is a mixture of minerals from which at least one metal can be extracted at a profit.

Conclusions and Recommendations of the Geological Report

Mr. Ellis’s geological report recommended a phase one exploration work program on the property that included a four line reconnaissance ground magnetic survey to define targets for further work.  The proposed northwest-trending lines were to be approximately 1.5 to 2 miles long and spaced approximately three quarters of a mile apart. A budget of $30,000 was estimated for phase one and it was expected to take approximately two weeks to complete. The components of the budget for this initial geological work program was as follows:

PHASE ONE
IP and ground magnetic survey – seven line miles	$20,000
Helicopter mobilization/demobilization – 2 days at $750/hr	7,000
Camp cost and logistical support - 10 days with 5 men	3,000
Phase one total	$30,000

Phase One Exploration of Mineral Claims

In late May 2005, we conducted the first phase of exploration on the mineral claims consisting of an induced polarization survey and a ground magnetic survey. The cost of the program was approximately $34,000 which exceeded our initial estimate by $4,000. The increase was a result of higher than expected costs for mobilization, demobilization and labor. The work program commenced in mid May 2005 and lasted approximately ten days.

We commissioned a report on the results of phase one from a consulting geophysics firm and we were in receipt of a preliminary report in July 2005. The preliminary report stated the induced polarization survey encountered various ground conditions during the survey resulting in varying degrees of quality data. There were features of interest on several of the IP lines surveyed but no conclusive evidence can be obtained from the acquired chargeability readings. The combined affects of poor weather conditions, a possible frost layer and the existence of a highly resistive overburden resulted in very low voltage potential.

Our consulting geophysics firm has recommended that the we repeat certain portions of the induced polarization survey conducted in phase one to gather better data before making a decision to move to phase two. We have determined to accept this recommendation and we plan to repeat certain portions of the induced polarization survey during 2005, subject to our raising additional financing and availability of personnel and equipment, as discussed in Item 6 of this Annual Report on Form 10-KSB under the heading “Plan of Operations”.

Phase Two

Our board of directors will make a determination whether to proceed with phase two of the exploration program upon completion of phase one of the exploration program by the geologist and the review of the results of phase one. In completing this determination, we will make an assessment as to whether the results of phase one are sufficiently positive to enable us to achieve any financing that may be necessary for us to proceed with phase two of the exploration program. This assessment will include an assessment of the market for financing of junior mineral exploration projects at the time of our assessment.

Phase two will consist of detailed follow-up geological mapping and prospecting of the claim area, with grid controlled geochemical and geophysical surveys as required to cover areas of specific interest as identified in phase one. Phase two is intended to identify the geological environment underlying the mineral claims and a detailed mineralization map to scale should be produced. A geologist and a camp consisting of four crew members will conduct a field program. Under the supervision of the geologist, the crew will collect sediment samples for geochemical analysis on the areas of interest identified in phase one. This field work is expected to take place over a two week period and the analysis of the sediment samples is expected to take an additional three to four weeks. This level of surveying and sampling will provide a higher level of reconnaissance information for the mineral claims. Phase two will also include an updated geological report with an independent analysis and recommendation on the mineral claims. Phase two is expected to take approximately six weeks to complete and it is planned for the summer of 2006. A budget of $23,000 is estimated for phase two and the components are as follows:

PHASE TWO
Geological mapping and report	$10,000
Reconnaissance stream, grid rock and 200 samples	10,000
Camp cost and logistical support - 14 days with 4 men	3,000
Phase two total	$23,000

Again, our board of directors will make a determination whether to proceed with the next phase of the exploration program upon completion of phase two. In completing this determination, we will make an assessment as to whether the results are sufficiently positive to enable us to achieve the financing that would be necessary for us to proceed. The next phase of the exploration program would likely be comprised of a small drill program and a geological interpretation of the results of the drilling program. The drilling program would require access to the site of the mineral claims with drilling equipment, the issuance of a work permit and the posting of a bond. The estimated cost of completion of this phase of the exploration program is approximately $250,000. This phase is expected to take approximately eight to ten weeks to complete and it is planned for the summer of 2007. Positive drilling results at this phase could indicate zones of mineralization but will not indicate, in any way, mineral reserves.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Alaska.

We have paid the applicable rental fees required by Alaskan mining regulations for the staking of the property, which extends the mineral claims to September 1, 2005. Annual rental fees of $100 per quarter section, or $2,500 in total, must be paid to the State of Alaska by November 30, 2005. In addition, we will have to incur annual labor on the mineral claims of $400 per quarter section, or $10,000 in total, by September 1, 2005 in order to keep the claims in good standing or make payment in lieu.

In order to proceed with any drilling program, we will have to apply to the Alaska Department of Natural Resources, the Alaska Department of Conservation and the US Corps of Engineers. The permitting process is anticipated to take approximately six weeks and would be done through contractors based in Alaska. The permit fees are anticipated to be under $1,000 in total. The cost of contractors assisting with the permitting process is estimated to be approximately $1,500. The permitting process will be targeted to commence early in the field season with the objective of obtaining drilling permits for those locations identified for prospective drilling as a result of our initial exploration.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known at this time as we do not know the size, quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Competitive Conditions

The mineral exploration industry is highly fragmented and we will be competing with many other exploration companies looking for minerals. We are one of the smallest exploration companies and are an infinitely small participant in the mineral exploration business. While we generally compete with other exploration companies, there is no competition for the exploration of minerals from our claims. Readily available mineral markets exist in the United States and around the world for the sale of minerals if we ever experience production. Therefore, we will likely be able to sell any minerals if we ever successfully discover and recover any minerals. There are no assurances, however, that the prevailing prices for such minerals will result in profitable operations.

We are a junior mineral exploration company. We compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also be competing with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Employees

As of the date of this annual report, we do not have any employees other than our officers. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the mineral property.

Subsidiaries

Currently, we do not have any subsidiaries.

Risk Factors

Risk factors affecting operating results.

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

If we do not obtain additional financing, our business plan will fail.

Our current operating funds are estimated to be sufficient to complete the phase one exploration of our mineral claims but we will need to obtain additional financing in order to complete our business plan. As of May 31, 2005, we had cash on hand of $51,337 and working capital of $20,895. Our business plan calls for significant expenses in connection with the continued exploration of the mineral property, dependent on the recommendations by our consulting geologists after the completion of the first phase. We will require additional financing in order to cover our ongoing working capital requirements and our planned exploration programs.

Our failure to make required payments could cause our business to fail.

The State of Alaska charges a rental fee of $100 per mineral claim on the 1st of every September. This payment must be paid within ninety days of the 1st of September which is the 30th of every November. We must pay $2,500 for our twenty-five mineral claims by November 30, 2005 to keep the claims in good standing We must also make exploration expenditures on the mineral property of at least $400 per mineral claim, or $10,000 in total for the twenty-five mineral claims, on the 1st of every September 1, except the initial year of staking, in order to keep our property in good standing with the State of Alaska. The documentation for exploration expenditures must be submitted within ninety days of the 1st of September which is the 30th of every November. If we do not complete the exploration expenditures or the expenditures are not approved by the State of Alaska, we must either make the payment in lieu of the exploration work of $10,000 by the 30th of every November, or lose any interest in the Alaska mineral property. Our first exploration expenditure commitment of $10,000 must be incurred by September 1, 2005. Although we believe we expended in excess of the $10,000 requirement, there are no assurances the State of Alaska will approve the expenditures to their standards.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We have only begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood whether we will be able to operate our business successfully. We were incorporated on February 19, 2004, and to date have been involved primarily in organizational activities, the staking of the mineral claims and the completion of the first phase of exploration. We have not earned any revenues and we never achieved profitability as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment in our company.

Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future.

We have never earned revenues and we have never been profitable. Prior to completing exploration on the mineral property, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from our mineral claims, we will fail and you will lose your entire investment in our company.

If we do not find a joint venture partner for the continued development of our mineral claims, we may not be able to advance the exploration work.

If the initial results of our mineral exploration program are successful, we may try to enter into a joint venture agreement with a partner for the further exploration and possible production of our mineral claims. We would face competition from other junior mineral resource exploration companies if we attempt to enter into a joint venture agreement with a partner. The possible partner could have a limited ability to enter into joint venture agreements with junior exploration programs and will seek the junior exploration companies who have the properties that they deem to be the most attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in the mineral claims to the joint venture partner. If we are unable to enter into a joint venture agreement with a partner, we may fail and you will lose your entire investment in our company.

Because our executive officers have no experience in mineral exploration and do not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

Our executive officers have no experience in mineral exploration and do not have formal training as geologists or in the technical aspects of management of a mineral exploration company.  As a result of this inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of our mineral claims. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and our business will likely fail and you will lose your entire investment in our company.

Because our officers have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

Our executive officers are each spending only approximately five hours per week of their business time on providing management services to us. While both of our officers presently possess adequate time to attend to our interests, it is possible that the demands on them from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

Because of the speculative nature of mineral property exploration, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the mineral property contains commercially exploitable reserves. Exploration for minerals is a speculative venture necessarily involving substantial risk. The exploration work that we intend to conduct on the mineral property may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and you would lose your entire investment in our company.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all our assets resulting in the loss of your entire investment in our company.

If we discover commercial reserves of precious metals on our mineral property, we can provide no assurance that we will be able to successfully place the mineral claims into commercial production.

Our mineral property does not contain any known bodies of ore. If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to place the mineral claims into commercial production. In such an event, we may be unable to obtain any such funds or to obtain such funds on terms that we consider economically feasible and you may lose your entire investment in our company.

Because access to our mineral claims is often restricted by inclement weather, we will be delayed in our exploration and any future mining efforts.

Access to the mineral claims is restricted to the period between May and October of each year due to snow and storms in the area. As a result, any attempts to visit, test or explore the property are largely limited to the few months out of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in our failure to meet deadlines for exploration expenditures by September 1st of each year as defined by the State of Alaska. This will cause our business venture to fail and the loss of your entire investment in our company unless we can meet deadlines.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated time and cost of our exploration program.

There are several governmental regulations that materially restrict the exploration of minerals. We will be subject to the mining laws and regulations as contained in the Alaska Statutes and Alaska Administrative Code as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program.

If we do not obtain clear title to our mineral claims, our business may fail.

While we have obtained geological reports with respect to our mineral property, this should not be construed as a guarantee of title. The property may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. The property has not been surveyed and therefore, the precise location and boundaries of the property may be in doubt. We will likely complete a survey on the property as part of the proposed phase two exploration work program. If the survey results are defective, we will lose all right and title to the ground now held by the mineral claims. If we are unable to obtain clear title you may lose your entire investment in our company.

Because market factors in the mining business are out of our control, we may not be able to market any minerals that may be found.

The mining industry, in general, is intensively competitive and we can provide no assurance to investors even if commercial quantities of minerals are discovered that a ready market will exist for the sale of any minerals found.  Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital and you may lose your entire investment in our company.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in Note 1 to the financial statements, we were recently incorporated on February 19, 2004, and we do not have a history of earnings, and as a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our management’s plans in regard to this matter are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks Related to the Securities Market

There is no liquidity and no public market for our common stock and it may prove impossible to sell your shares.

There is presently no demand for the common stock of our company. There is presently no public market in our shares. While we are quoted on the OTC Bulletin Board, buyers may be insufficient in numbers to allow for a robust market. It may prove impossible to sell your shares.

If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our shares of common stock is subject to the “penny stock” rules of the Securities and Exchange Commission and the trading market in our securities is limited, which makes transactions in our shares of common stock cumbersome and may reduce the value of an investment in our shares of common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our shares of common stock and cause a decline in the market value of our shares of common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

National Association of Securities Dealers Inc. sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers Inc. has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers Inc. believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The National Association of Securities Dealers Inc. requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for its shares.

Item 2.

Description of Property.

Our executive offices are located at Suite 1802, 888 Pacific Street, Vancouver, British Columbia, Canada. Mr. Paul Fong, our President, currently provides this space to us free of charge. This space may not be available to us free of charge in the future.

We also have twenty-five mineral claims located in southwestern Alaska as described above under “Description of Business”.

Item 3.

Legal Proceedings.

We are not currently a party to any legal proceedings that have been or are currently being undertaken for or against us nor are we aware of any contemplated.

Item 4.

Submission of Matters to a Vote of Security Holders.

We did not submit any matters to our security holders to be voted upon during our fiscal year ended May 31, 2005.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Market Information

Our shares are currently trading on the OTC Bulletin Board under the symbol FURR. Our shares commenced trading on the OTC Bulletin Board on November 16, 2004. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our shares of common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
November 30, 2004(1)	$0.20	$0.15
February 28, 2005	$0.30	$0.20
May 31, 2005	$0.40	$0.29

(1)    On November 16, 2004, our common stock became quoted on the OTC Bulletin Board.

Holders of our Common Stock

As of July 20, 2005, there were 17 registered shareholders of our common stock.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.   The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

We did not sell any securities without registration under the Securities Act of 1933 during our fiscal year ended May 31, 2005.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

You should read the following discussion of our financial condition and results of operations together with our audited financial statements and the related notes for the years ended May 31, 2005 and 2004 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in Item 1 – Description of Business – Risk Factors of this annual report.

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

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our mineral claims:

1.  We plan to repeat certain portions of the induced polarization survey conducted in phase one in order to gather data before making a decision to move to phase two.  The costs to repeat phase one is budgeted at $35,000 and additional funds will have to raised in order to conduct this work program planned for late summer of 2005.

2.  If warranted by the results of phase one, we intend to proceed with phase two of our recommended exploration program, as described in Item 1 of this Annual Report on Form 10-KSB under the heading “Conclusions and Recommendations of Geological Report”. Phase two is estimated to cost $23,000. We will have to raise additional funding in order to conduct the phase two program. If we obtain the necessary financing, we anticipate that phase two would be conducted during the summer of 2006 and would take approximately six weeks to complete.

3.  We anticipate spending approximately $2,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $24,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees of $2,500 to the State of Alaska and general office expenses.

As at May 31, 2005, we had cash reserves of $51,337 and working capital of $20,895. We anticipate that our cash and working capital will be sufficient to enable us to pay for the costs of our general and administrative expenses for the next six months. However, our ability to complete the next phase of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

During the next twelve month period, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the next phase of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail.  Even if we are successful in obtaining equity financing to fund the next phase of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of the work program. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations

We may consider entering into a joint venture arrangement to provide the required funding to develop the mineral claims. We have not undertaken any efforts to locate a joint venture partner for the mineral claims. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our mineral claims.  If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to the joint venture partner.

Results of Operations

We have had no operating revenues since our inception on February 19, 2004, through to May 31, 2005.

For the year ended May 31, 2005, we incurred operating costs of $61,013. These operating costs included $23,576 in professional fees for the ongoing legal and accounting costs of the quarterly and Form SB-2 filings. We also incurred mineral property expenditures during the year ended May 31, 2005 of $35,629, including approximately $34,000 related to the phase one work program and $1,250 in annual rental fees to extend the mineral claims to September 1, 2005.

We anticipate our operating expenses will increase as we undertake our plan of operations.  The increase will be attributable to our continuing geological exploration program and continued professional fees that we anticipate incurring as we are now a reporting company with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

At May 31, 2005, we had cash on hand of $51,337 and working capital of $20,895.

Our total expenditures over the next twelve months are anticipated to be approximately $82,000.  Based on our current cash and working capital position, we will require further funding to proceed with exploration of our mineral property.  Our requirements for additional financing are discussed in further detail above under the heading Plan of Operations.

Cash used in operating activities was $35,437 for the year ended May 31, 2005, which reflects the costs of our operations for the period.

We have funded our business to date from sales of our common stock. Gross proceeds from the sale of our common shares during the period from inception, on February 19, 2004, through to May 31, 2005, totaled $96,200 all of which was receipted by the year ended May 31, 2004.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the mineral claims and our venture will fail.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our significant accounting policies are disclosed in Note 3 to the audited financial statements included in this Annual Report on Form 10-KSB.

Item 7.

Financial Statements.

Our audited financial statements for the year ended May 31, 2005, are described below:

(a)

Report of Independent Registered Public Accounting Firm

(b)

Balance Sheet as at May 31, 2005

(c)

Statements of Operations for the year ended May 31, 2005, the period from inception (February 19, 2004) to May 31, 2005, and the period from inception (February 19, 2004) to May 31, 2004

(d)

Statement of Stockholders' Equity for the period from inception (February 19, 2004) to May 31, 2005

(e)

Statements of Cash Flows for the year ended May 31, 2005, the period from inception (February 19, 2004) to May 31, 2005, and the period from inception (February 19, 2004) to May 31, 2004

(f)

Notes to Financial Statements

Dohan and Company	7700 North Kendall Drive, 200
Certified Public Accountants	Miami, Florida 33156-7564
A Professional Association	Telephone (305) 274-1366
Facsimile (305) 274-1368
E-mail info@uscpa.com
Internet www.uscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Furio Resources Inc. (An Exploration Stage Company)

Vancouver BC Canada

We have audited the accompanying balance sheet of Furio Resources Inc. (An Exploration Stage Company) as of May 31, 2005, and the related statements of operations, statements of stockholders’ equity and cash flows for the year ended May 31, 2005, and for the period from inception (February 19, 2004) to May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Furio Resource Inc. at May 31, 2005, and the results of operations and its cash flows for the year ended May 31, 2005 and for the period from inception (February 19, 2004) to May 31, 2004,. in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred losses of $60,098 for the year ended May 31, 2005, and has an accumulated deficit of $75,305 at May 31, 2005, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, P.A.

Certified Public Accountants

Miami, Florida

July 19, 2005

Furio Resources Inc.

(An Exploration Stage Company)

Balance Sheet

May 31, 2005

ASSETS

Current Assets
Cash and cash equivalents	$ 51,337
Deferred tax asset, less valuation allowance of $26,357	-

Total Assets	$ 51,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 30,442
Total Current Liabilities	30,442

Commitments and Contingencies (Notes 2 and 5)

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 4,831,000 issued and outstanding	4,831
Additional paid-in capital	91,369
Deficit accumulated during the exploration stage	(75,305)

Total Stockholders’ Equity	20,895

Total Liabilities and Stockholders’ Equity	$ 51,337

The accompanying notes are an integral part of these financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Statements of Operations

	Cumulative amounts from inception (February 19, 2004) to May 31, 2005	Year ended May 31, 2005	Period from Inception (February 19, 2004) to May 31, 2004

EXPENSES
Bank charges	$ 267	$ 182	$ 85
Mineral property expenditures	43,694	35,629	8,065
Office expenses	704	451	253
Professional and filing fees	29,780	23,576	6,204
Transfer agent	1,175	1,175	-

Loss before interest income	(75,620)	(61,013)	(14,607)

Interest income	315	315	-

Loss before income taxes	(75,305)	(60,698)	(14,607)

Provision for income taxes	-	-	-

Net loss	$ (75,305)	$ (60,698)	$ (14,607)

Basic and diluted net loss per share		$ (0.01)	$ (0.01)

Weighted average number of shares of common stock outstanding		4,831,000	2,086,578

The accompanying notes are an integral part of these financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity

	Common	Stock	Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity
	Shares	Amount

Balance, February 19, 2004 (date of inception)	–	$ –

Common stock issued for cash at $0.01 per share, March 2004	2,000,000	2,000	18,000	–	20,000

Common stock issued for cash at $0.025 per share, April 2004	2,800,000	2,800	67,200	–	70,000

Common stock issued for cash at $0.20 per share, May 2004	31,000	31	6,169	–	6,200

Net loss	–	–	–	(14,607)	(14,607)

Balance, May 31, 2004	4,831,000	$ 4,831	$ 91,369	$ (14,607)	$ 81,593

Net loss	–	–	–	(60,698)	(60,698)

Balance, May 31, 2005	4,831,000	$ 4,831	$ 91,369	$ (75,305)	$ 20,895

The accompanying notes are an integral part of these financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

	Cumulative amounts from inception (February 19, 2004) to May 31, 2005	Year ended May 31, 2005	Period from Inception (February 19, 2004) to May 31, 2004
Cash flows from operating activities
Net loss	$ (75,305)	$ (60,698)	$ (14,607)
Change in liabilities:
Increase in accounts payable and accrued liabilities	30,442	25,261	5,181

Net cash used in operating activities	(44,863)	(35,437)	(9,426)

Cash flows from investing activities
Purchase of redeemable short-term investment (uninsured)	-	-	(65,000)
Redemption of redeemable short-term investment (uninsured)	-	65,000	-

Net cash provided by (used in) investing activities	-	65,000	(65,000)

Cash flows from financing activities
Proceeds from issuing common stock	96,200	-	96,200

Net cash provided by financing activities	96,200	-	96,200

Change in cash and cash equivalents for the period	51,337	29,563	21,774

Cash and cash equivalents, beginning of period	–	21,774	-

Cash and cash equivalents, end of period	$ 51,337	$ 51,337	$ 21,774

Cash paid during the period for interest	$ –	$ –	$ –

Cash paid during the period for income taxes	$ –	$ –	$ –

The accompanying notes are an integral part of these financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2005

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

May 31, 2005
Deficit accumulated during the exploration stage	$ (75,305)
Working capital	20,895

3.   SIGNIFICANT ACCOUNTING POLICIES

The financial statements are stated in US dollars. Significant accounting policies adopted by the Company are as follows:

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

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2005

3.   SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2005

3.   SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) as follows:

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

SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF 96-18. SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

The adoption of these new pronouncements are not expected to have a material effect on the Company’s financial position or results of operations.

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2005

4.   INVESTMENT

The Company had purchased a $65,000 short-term redeemable investment (uninsured), from a bank, bearing an annual rate of interest of 0.5% and maturing on May 3, 2005. The $65,000 was redeemed prior to the year ended May 31, 2005.

5.   MINERAL PROPERTY

During the period from inception (February 19, 2004) to May 31, 2004, the Company staked, through its agent Alaska Earth Resources, Inc., mining claims located in the Iliamna Recording District of Southwestern Alaska. As the claims do not contain any known reserves, the acquisition costs were expensed during the respective periods.

By September 1, 2005, the Company must complete $10,000 in annual labor or exploration expenditures on the mineral claims and file confirmation of work with the applicable mining recording office of the State of Alaska or make payment in lieu. In addition, by September 1, 2005, the Company must make payment to the State of Alaska of an annual rental fee of $2,500 for the mineral claims, to keep the claims in good standing.

6.   RELATED PARTY TRANSACTIONS

During the period from inception (February 19, 2004) to May 31, 2004, the Company issued 2,000,000 shares of its common stock for proceeds of $20,000 to officers and directors of the Company.

This transaction was in the normal course of operations and was measured at the exchange value which represented the amount of consideration established and agreed to by related parties.

7.   INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

May 31, 2005
Net loss	$ (60,698)

Expected income tax recovery	$ 21,244
Unrecognized current benefit of operating losses	(21,244)
Total income taxes	$ -

The Company’s total future income tax asset is as follows:

May 31, 2005
Tax benefit of net operating loss carryforward	$ 26,357
Valuation allowance	(26,357)
$ -

The Company has net operating loss carryforwards of approximately $75,305 available for deduction against future years’ taxable income. The valuation allowance increased to $26,357 during the period ended May 31, 2005, since the realization of the net operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change. The operating loss carryforwards will expire in 2025.

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2005

8.   FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

9.   SEGMENT INFORMATION

The Company operates in one reportable segment, being the exploration of mineral properties, in Alaska.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.

Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2005, being the date of our most recently completed fiscal year.  Based on their evaluation of our disclosure controls and procedures, our Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

During our most recently completed fiscal year ended May 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of the assets;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Item 8B.

Other Information.

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As of July 26, 2005, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Paul Fong	President, Chief Executive Officer, Treasurer and Director	52	March 8, 2004
Patrick McGrath	Chief Financial Officer, Secretary and Director	33	March 29, 2004

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Currently there are two seats on our board of directors. Currently, our directors receive no compensation for their services. The officers of our company are appointed by our board of directors and serve until their successors are appointed by the board of directors or until their death, resignation or removal from office.

Business Experience

The following is a brief account of the education and business experience of each of our directors, executive officers and key employees during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Paul Fong

President, Chief Executive Officer, Treasurer and Director

Paul Fong has served as our President, Chief Executive Officer, Treasurer and director since March 8, 2004 and currently devotes approximately five hours per week on our operations. Mr. Fong was the founder and President of Paul Fong Pontiac Buick GMC Ltd. commencing in 1998 until the company was sold in November 2001. Mr. Fong was also the President of Lawson Oates Chrysler Ltd. from January 1991 to August 2000. Both companies are private automobile dealerships located in Vancouver, British Columbia. Mr. Fong completed three years of business studies at Simon Fraser University in Burnaby, British Columbia.

Mr. Fong was a director of Northern Sun Exploration Company Inc., a public company listed on the TSX Venture Exchange in Canada, from May 2002 through to April 2003. Mr. Fong assisted in the restructuring of Northern Sun. In September 2004, Mr. Fong became President and director of Adriana Ventures Inc., a public company listed on the TSX Venture Exchange in Canada. In December 2004, Mr. Fong resigned as President of Adriana but remains a director. Adriana is attempting to acquire a mineral exploration company with mineral rights in Nunavut, Canada.

Patrick McGrath

Chief Financial Officer, Secretary and Director

Patrick McGrath became Chief Financial Officer and director of our Company on March 29, 2004, and Secretary on June 29, 2004. Mr. McGrath currently devotes approximately five hours per week on our operations. Mr. McGrath has been the president of Broderick Consulting Inc., a private consulting company owned by Mr. McGrath, since December 1999. Mr. McGrath has provided management and accounting consulting services to a number of companies in the United States and Canada through this company.

From May 2000 to July 2002, Mr. McGrath served as the Chief Financial Officer and a director of Apiva Ventures Limited. Apiva was involved in software development for a period of time but was predominately inactive. Apiva is publicly listed on the OTC Bulletin Board. Between April 1999 and March 2002, Mr. McGrath served in various capacities, including Chief Financial Officer, Secretary, Treasurer and director of ASPi Europe Inc. Through this period, ASPi was involved in e-commerce and invested in a call center. ASPI is publicly listed on the OTC Bulletin Board and has since changed its name to Smart Video Technologies Inc. In December 2004, Mr. McGrath became Chief Financial Officer of Northern Sun Exploration Company Inc., a public company listed on the TSX Venture Exchange in Canada. Northern Sun is an oil and gas exploration company with properties in Alberta and Saskatchewan, Canada.

Mr. McGrath received his Bachelor of Commerce degree from Memorial University of Newfoundland in May 1995, and became a Certified General Accountant in 1999.

Committees of the Board of Directors

Our board of directors does not maintain a separately-designated standing audit committee. As a result, our entire board of directors acts as our audit committee. We believe that the cost related to appointing an independent financial expert to our board of directors at this time is prohibitive.

Our board of directors presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this annual report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended May 31, 2005, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 10.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period from our inception through May 31, 2005.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Paul Fong	President, CEO, Treasurer and Director	2005 2004	$ - $ -	- -	- -	- -	- -	- -	- -
Patrick McGrath	CFO, Secretary and Director	2005 2004	$ - $ -	- -	- -	- -	- -	- -	- -

Since our inception, no compensation has been awarded to, earned by or paid to our executive officers or directors by us or any other person, nor have we granted any stock options or stock appreciation rights to our executive officers or directors.

We do not have any long-term incentive plans, pension plans or similar compensatory plans for our officers or directors.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through May 31, 2005.  We have also not granted any stock options to the executive officers since May 31, 2005.

Employment Contracts

We do not currently have any employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

Item 11

Security Ownership of Certain Beneficial Owners and Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of July 26, 2005, and by the officers and directors, individually and as a group. All shares are owned directly.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner	Percent of class
Common Stock	Paul Fong Suite 1802, 888 Pacific Street Vancouver, BC, Canada V6Z 2S6	1,000,000	20.70%

Common Stock	Patrick McGrath Suite 1802, 888 Pacific Street Vancouver, BC, Canada V6Z 2S6	1,000,000	20.70%

Common Stock	All executive officers and directors as a group (two persons)	2,000,000	41.40%

The percent of class is based on 4,831,000 shares of common stock issued and outstanding as of July 26, 2005.

We believe that that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Item 12.

Certain Relationships and Related Transactions.

Other than as disclosed below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding shares of common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Paul Fong, our Chief Executive Officer, President, Treasurer and director, and Patrick McGrath, our Chief Financial Officer, Secretary and director, have each acquired 1,000,000 shares of our common stock at a price of $0.01 per share. Mr. Fong and Mr. McGrath each paid a total purchase price of $10,000 for these shares on March 29, 2004. Other than the purchase of this stock, Mr. Fong and Mr. McGrath have not entered into any agreements with us in which they are to receive from us or provide to us any thing of value.

We have no policy regarding entering into transactions with affiliated parties.

Item 13.

Exhibits.

Number	Description
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
3.3	Specimen Stock Certificate (2)
10.1	Mining Quitclaim Deed (1)
10.2	Mineral Exploration Management Service Agreement between Alaska Earth Sciences, Inc. and Furio Resources Inc. dated March 7, 2005 (3)
10.3*	Geophysical Survey Agreement between SJ Geophysical Ltd. and Furio Resources Inc. dated May 5, 2005
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Statement of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1) Incorporated by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission on July 9, 2004.

(2) Incorporated by reference to the Company’s Form 8-A filed with the Securities and Exchange Commission on September 10, 2004.

(3) Incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on April 5, 2005.

Item 14.

Principal Accountant Fees and Services

The aggregate fees billed or accrued for the two most recently completed fiscal years ended May 31, 2005 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2005	Year Ended May 31, 2004
Audit Fees	$13,050	$5,230
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,050	$5,230

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURIO RESOURCES INC.

(Registrant)

By /S/ Paul Fong

Paul Fong, President, Chief Executive Officer, Treasurer, and Director

Date: July 26, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /S/ Paul Fong

Paul Fong, President, Chief Executive Officer, Treasurer, and Director

Date: July 26, 2005

By /S/ Patrick McGrath

Patrick McGrath, Chief Financial Officer, Secretary and Director

Date: July 26, 2005