Form 10KSB
period 2005-08-31
Furio Resources Inc.
filed 2005-10-03
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,831,000 shares of common stock are issued and outstanding as of October 3, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

These financial statements have been prepared by Furio Resources Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of August 31, 2005, and its results of operations for the three month period ended August 31, 2005, and its cash flows for the three month period ended August 31, 2005. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form 10-KSB.

Furio Resources Inc.

(An Exploration Stage Company)

Balance Sheet

(Unaudited)

August 31,
2005

ASSETS

Current Assets
Cash and cash equivalents	$ 25,279
Deferred tax asset, less valuation allowance of $28,892	-

Total Assets	$ 25,279

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 11,628
Total Current Liabilities	11,628

Commitments and Contingencies (Notes 2 and 4)

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 4,831,000 issued and outstanding	4,831
Additional paid-in capital	91,369
Deficit accumulated during the exploration stage	(82,549)

Total Stockholders’ Equity	13,651

Total Liabilities and Stockholders’ Equity	$ 25,279

The accompanying notes are an integral part of these interim financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Cumulative amounts from inception (February 19, 2004) to August 31, 2005	Three-month period ended August 31, 2005	Three-month period ended August 31, 2004

EXPENSES
Bank charges	$ 335	$ 68	$ 110
Mineral property expenditures	45,480	1,786	1,916
Office expenses	704	-	246
Professional and filing fees	35,170	5,390	10,463
Transfer agent	1,175	-	500

Loss before interest income and income taxes	(82,864)	(7,244)	(13,235)

Interest income	315	-	-

Loss before income taxes	(82,864)	(7,244)	(13,235)

Provision for income taxes	-	-	-

Net loss	$ (82,549)	$ (7,244)	$ (13,235)

Basic and diluted net loss per share		$ -	$ -

Weighted average number of shares of common stock outstanding		4,831,000	4,831,000

The accompanying notes are an integral part of these interim financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Cumulative amounts from inception (February 19, 2004) to August 31, 2005	Three-month period ended August 31, 2005	Three-month period ended August 31, 2004

Cash flows from operating activities
Net loss	$ (82,549)	$ (7,244)	$ (13,235)
Change in liabilities:
Increase (decrease) in accounts payable and accrued liabilities	11,628	(18,814)	3,971

Net cash used in operating activities	(70,921)	(26,058)	(9,264)

Cash flows from financing activities
Proceeds from issuing common stock	96,200	-	-

Net cash provided by financing activities	96,200	-	-

Change in cash and cash equivalents for the period	25,279	(26,058)	(9,264)

Cash and cash equivalents, beginning of period	–	51,337	21,774

Cash and cash equivalents, end of period	$ 25,279	$ 25,279	$ 12,510

Cash paid during the period for interest	$ –	$ –	$ –

Cash paid during the period for income taxes	$ –	$ –	$ –

The accompanying notes are an integral part of these interim financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

August 31, 2005

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

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended May 31, 2005. The results of operations for the three months ended August 31, 2005, are not necessarily indicative of the results expected for the year ending May 31, 2006.

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

August 31, 2005 (Unaudited)

Deficit accumulated during the exploration stage	$ (82,549)
Working capital	13,651

3.   SIGNIFICANT ACCOUNTING POLICIES

The financial statements are stated in US dollars. Certain significant accounting policies adopted by the Company are as follows:

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

August 31, 2005

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

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the

3.   SIGNIFICANT ACCOUNTING POLICIES (continued)

grant-date fair value of those awards (with limited exceptions) and revises Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) as follows:

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

By September 1, 2005, the Company must have completed $10,000 in annual labor or exploration expenditures on the mineral claims and file confirmation of work with the applicable mining recording office of the State of Alaska or make payment in lieu. The Company believes it completed annual labor and exploration work in excess of $10,000 by September 1, 2005 but has not yet filed confirmation of work with the applicable mining recording office in the State of Alaska. In addition, by November 30, 2005, the Company must make payment to the State of Alaska of an annual rental fee of $2,500 for the mineral claims, to keep the claims in good standing.

5.   RELATED PARTY TRANSACTIONS

During the period from inception (February 19, 2004) to August 31, 2005, the Company issued 2,000,000 shares of its common stock for proceeds of $20,000 to officers and directors of the Company.

This transaction was in the normal course of operations and was measured at the exchange value which represented the amount of consideration established and agreed to by related parties.

6.   FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

7.   SEGMENT INFORMATION

The Company operates in one reportable segment, being the exploration of mineral properties, in Alaska.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms “we”, “us” and “our” mean Furio Resources Inc. unless otherwise indicated.

Overview

We are in the business of mineral exploration. We acquired twenty-five mineral claims in southwestern Alaska via staking which we believe are prospective for gold and copper. Our mineral claims consist of twenty-five quarter sections which cover approximately 4,000 acres or 6.25 square miles and are in good standing with the State of Alaska through to September 1, 2005. The Company intends to extend the mineral claims to September 1, 2006 by paying the necessary filing fees and paperwork by November 30, 2005.

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

Plan of Operation

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our mineral claims:

1.  We plan to repeat certain portions of the induced polarization survey conducted in phase one in order to gather data before making a decision to move to phase two.  The cost to repeat phase one is budgeted at $35,000 and additional funds will have to raised in order to conduct this work program planned for the summer of 2006.

2.  If warranted by the results of phase one, we intend to proceed with phase two of our recommended exploration program. Phase two will consist of detailed follow-up geological mapping and prospecting of the claim area, with grid controlled geochemical and geophysical surveys as required to cover areas of specific interest as identified in phase one. Phase two is intended to identify the geological environment underlying the mineral claims and a detailed mineralization map to scale should be produced. Phase two is estimated to cost $23,000. We will have to raise additional funding in order to conduct the phase two program. If we obtain the necessary financing, we anticipate that phase two would be conducted during the summer of 2006 and would take approximately six weeks to complete.

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

As at August 31, 2005, we had cash reserves of $25,279 and working capital of $13,651. We anticipate that our cash and working capital will be sufficient to enable us to pay for the costs of our general and administrative expenses for the next six months. However, our ability to complete the next phase of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

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

Results of Operations

We have had no operating revenues since our inception on February 19, 2004, through to August 31, 2005.

For the three months ended August 31, 2005, we incurred operating costs of $7,244. These operating costs included $5,390 in professional fees for the ongoing legal and accounting costs of the quarterly and annual filings. We also incurred mineral property expenditures during the quarter ended August 31, 2005 of $1,786, which consisted of the final costs of the phase one work program conducted in the summer of 2005.

During the comparative period in 2004, the Company incurred operating costs of $13,235, including professional fees of $10,463 related to the preparation of the Company’s Form SB-2 and $1,916 in mineral property expenditures, of which $1,250 was for the annual rental fees to extend the mineral claims to September 1, 2005.

We anticipate our operating expenses will increase as we undertake our plan of operations.  The increase will be attributable to our continuing geological exploration program and continued professional fees that we anticipate incurring as we are now a reporting company with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

At August 31, 2005, we had cash on hand of $25,279 and working capital of $13,651.

Our total expenditures over the next twelve months are anticipated to be approximately $82,000.  Based on our current cash and working capital position, we will require further funding to proceed with exploration of our mineral property.  Our requirements for additional financing are discussed in further detail above under the heading Plan of Operations.

Cash used in operating activities was $26,058 for the three months ended August 31, 2005, which reflects the costs of our operations for the period.

We have funded our business to date from sales of our common stock. Gross proceeds from the sale of our common shares during the period from inception, on February 19, 2004, through to August 31, 2005, totaled $96,200 all of which was receipted by the year ended May 31, 2004.

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

READERS SHOULD REFER TO RISK FACTORS SET OUT IN THE FORM 10-KSB WE FILED JULY 27, 2005, TO SEE RISK FACTORS THAT COULD AFFECT AND SUBSTANTIALLY ALTER OUR PLAN OF OPERATION.

Item 3.

Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures which took place on August 31, 2005, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Default upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K

Number	Description
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
3.3	Specimen Stock Certificate (2)
10.1	Mining Quitclaim Deed (1)
10.2	Mineral Exploration Management Service Agreement between Alaska Earth Sciences, Inc. and Furio Resources Inc. dated March 7, 2005 (3)
10.3	Geophysical Survey Agreement between SJ Geophysical Ltd. and Furio Resources Inc. dated May 5, 2005 (4)
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Statement of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1) Incorporated by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission on July 9, 2004.

(2) Incorporated by reference to the Company’s Form 8-A filed with the Securities and Exchange Commission on September 10, 2004.

(3) Incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on April 5, 2005.

(4) Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on July 27, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURIO RESOURCES INC.

By /S/ Paul Fong

Paul Fong, President, Chief Executive Officer, Treasurer, and Director

Date: October 3, 2005

By /S/ Patrick McGrath

Patrick McGrath, Chief Financial Officer, Secretary and Director

Date: October 3, 2005