Form 10QSB
period 2005-11-30
Furio Resources Inc.
filed 2006-01-09
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,831,000 shares of common stock are issued and outstanding as of January 9, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]  No [ ]

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

These financial statements have been prepared by Furio Resources Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of November 30, 2005, and its results of operations for the three and six-month periods ended November 30, 2005, and its cash flows for the three-month period ended November 30, 2005. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the related notes filed as a part of the Company’s Form 10-KSB.

Furio Resources Inc.

(An Exploration Stage Company)

Balance Sheet

(Unaudited)

November 30,
2005

ASSETS

Current Assets
Cash and cash equivalents	$ 11,798
Deferred tax asset, less valuation allowance of $31,844	-

Total Assets	$ 11,798

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 6,580
Total Current Liabilities	6,580

Commitments and Contingencies (Notes 2 and 4)

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 4,831,000 issued and outstanding	4,831
Additional paid-in capital	91,369
Deficit accumulated during the exploration stage	(90,982)

Total Stockholders’ Equity	5,218

Total Liabilities and Stockholders’ Equity	$ 11,798

The accompanying notes are an integral part of these interim financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Cumulative amounts from inception (February 19, 2004) to November 30, 2005	Three-month period ended November 30, 2005	Three-month period ended November 30, 2004	Six-month period ended November 30, 2005	Six-month period ended November 30, 2004

EXPENSES
Bank charges	$ 357	$ 22	$ 24	$ 90	$ 134
Mineral property expenditures	50,123	4,643	-	6,429	1,916
Office expenses	726	22	205	22	451
Professional and filing fees	38,416	3,246	4,704	8,636	15,167
Transfer agent	1,675	500	500	500	1,000

Loss before interest income and income taxes	(91,297)	(8,433)	(5,433)	(15,677)	(18,668)

Interest income	315	-	-	-	-

Loss before income taxes	(90,982)	(8,433)	(5,433)	(15,677)	(18,668)

Provision for income taxes	-	-	-	-	-

Net loss	$ (90,982)	$ (8,433)	$ (5,433)	$ (15,677)	$ (18,668)

Basic and diluted net loss per share
		$ -	$ -	$ -	$ -
Weighted average number of shares of common stock outstanding
		4,831,000	4,831,000	4,831,000	4,831,000

The accompanying notes are an integral part of these interim financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Cumulative amounts from inception (February 19, 2004) to November 30, 2005	Six-month period ended November 30, 2005	Six-month period ended November 30, 2004

Cash flows from operating activities
Net loss	$ (90,982)	$ (15,677)	$ (18,668)
Change in liabilities:
Increase (decrease) in accounts payable and accrued liabilities	6,580	(23,862)	1,430

Net cash used in operating activities	(84,402)	(39,539)	(17,238)

Cash flows from financing activities
Proceeds from issuing common stock	96,200	-	-

Net cash provided by financing activities	96,200	-	-

Change in cash and cash equivalents for the period	11,798	(39,539)	(17,238)

Cash and cash equivalents, beginning of period	–	51,337	21,774

Cash and cash equivalents, end of period	$ 11,798	$ 11,798	$ 4,536

Cash paid during the period for interest	$ –	$ –	$ –

Cash paid during the period for income taxes	$ –	$ –	$ –

The accompanying notes are an integral part of these interim financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

November 30, 2005

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

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended May 31, 2005. The results of operations for the three and six months ended November 30, 2005, are not necessarily indicative of the results expected for the year ending May 31, 2006.

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

November 30, 2005 (Unaudited)

Deficit accumulated during the exploration stage	$ (90,982)
Working capital	5,218

3.   SIGNIFICANT ACCOUNTING POLICIES

The financial statements are stated in US dollars. Certain significant accounting policies adopted by the Company are as follows:

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

November 30, 2005

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

By September 1, 2006, the Company must have completed $10,000 in annual labor or exploration expenditures on the mineral claims and file confirmation of work with the applicable mining recording office of the State of Alaska or make payment in lieu. In addition, by November 30, 2006, the Company must make payment to the State of Alaska, for an annual rental fee of $2,500, for the mineral claims, to keep the claims in good standing.

5.   RELATED PARTY TRANSACTIONS

During the period from inception (February 19, 2004) to November 30, 2005, the Company issued 2,000,000 shares of its common stock for proceeds of $20,000 to officers and directors of the Company.

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

Overview

We are in the business of mineral exploration. We acquired twenty-five mineral claims in southwestern Alaska via staking which we believe are prospective for gold and copper. Our mineral claims consist of twenty-five quarter sections which cover approximately 4,000 acres or 6.25 square miles and are in good standing with the State of Alaska through to September 1, 2006.

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

As at November 30, 2005, we had cash reserves of $11,798 and working capital of $5,218. We anticipate that our cash and working capital will be sufficient to enable us to pay for the costs of our general and administrative expenses for the next three months. However, our ability to complete the next phase of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

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

Results of Operations

We have had no operating revenues since our inception on February 19, 2004, through to November 30, 2005.

For the six months ended November 30, 2005, we incurred operating costs of $15,677. These operating costs included $8,636 in professional fees for the ongoing legal and accounting costs of the quarterly and annual filings. We also incurred mineral property expenditures during the six months ended November 30, 2005, of $6,429, which included a $2,500 annual rental fee to the State of Alaska to extend the mineral claims to September 1, 2006. The mineral property expenditures also included the final costs of the phase one work program conducted in the summer of 2005.

During the comparative period in 2004, we incurred operating costs of $18,668, including professional fees of $15,167 related to the preparation of our Form SB-2 and $1,916 in mineral property expenditures, of which $1,250 was for the annual rental fees to extend the mineral claims to September 1, 2005.

We anticipate our operating expenses will increase as we undertake our plan of operations.  The increase will be attributable to our continuing geological exploration program and continued professional fees that we anticipate incurring as we are now a reporting company with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

At November 30, 2005, we had cash on hand of $11,798 and working capital of $5,218.

Our total expenditures over the next twelve months are anticipated to be approximately $82,000.  Based on our current cash and working capital position, we will require further funding to proceed with exploration of our mineral property.  Our requirements for additional financing are discussed in further detail above under the heading Plan of Operation.

Cash used in operating activities was $39,539 for the six months ended November 30, 2005, which reflects the costs of our operations for the period.

We have funded our business to date from sales of our common stock. Gross proceeds from the sale of our common shares during the period from inception, on February 19, 2004, through to November 30, 2005, totaled $96,200 all of which was receipted by the year ended May 31, 2004.

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

Item 3.

Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Paul Fong, and Chief Financial Officer, Mr. Patrick McGrath. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended November 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings.

We are not party to any legal proceedings.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the six months ended November 30, 2005.

Item 3.

Default upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the second quarter of our fiscal year ending May 31, 2006.

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

Date: January 9, 2006

By /S/ Patrick McGrath

Patrick McGrath, Chief Financial Officer, Secretary and Director

Date: January 9, 2006