Form 10QSB
period 2006-02-28
Furio Resources Inc.
filed 2006-03-28
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,831,000 shares of common stock are issued and outstanding as of March 27, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

These financial statements have been prepared by Furio Resources Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of February 28, 2006, and its results of operations for the three and nine-month periods ended February 28, 2006, and its cash flows for the nine-month period ended February 28, 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the related notes filed as a part of the Company’s Form 10-KSB.

Furio Resources Inc.

(An Exploration Stage Company)

Balance Sheet

(Unaudited)

February 28,
2006

ASSETS

Current Assets
Cash and cash equivalents	$ 8,167
Deferred tax asset, less valuation allowance of $32,947	-

Total Assets	$ 8,167

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 6,100
Total Current Liabilities	6,100

Commitments and Contingencies (Notes 2 and 4)

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 4,831,000 issued and outstanding	4,831
Additional paid-in capital	91,369
Deficit accumulated during the exploration stage	(94,133)

Total Stockholders’ Equity	2,067

Total Liabilities and Stockholders’ Equity	$ 8,167

The accompanying notes are an integral part of these interim financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Cumulative amounts from inception (February 19, 2004) to February 28, 2006	Three-month period ended February 28, 2006	Three-month period ended February 28, 2005	Nine-month period ended February 28, 2006	Nine-month period ended February 28, 2005

EXPENSES
Bank charges	$ 380	$ 23	$ 24	$ 113	$ 158
Mineral property expenditures	50,123	-	-	6,429	1,916
Office expenses	726	-	-	22	451
Professional and filing fees	41,544	3,128	3,879	11,764	19,046
Transfer agent	1,675	-	75	500	1,075

Loss before interest income and income taxes	(94,448)	(3,151)	(3,978)	(18,828)	(22,646)

Interest income	315	-	-	-	-

Loss before income taxes	(94,133)	(3,151)	(3,978)	(18,828)	(22,646)

Provision for income taxes	-	-	-	-	-

Net loss	$ (94,133)	$ (3,151)	$ (3,978)	$ (18,828)	$ (22,646)

Basic and diluted net loss per share
		$ -	$ -	$ -	$ -
Weighted average number of shares of common stock outstanding
		4,831,000	4,831,000	4,831,000	4,831,000

The accompanying notes are an integral part of these interim financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Cumulative amounts from inception (February 19,2004) to February 28, 2006	Nine-month period ended February 28, 2006	Nine-month period ended February 28,2005

Cash flows from exploration stage activities
Net loss	$ (94,133)	$ (18,828)	$ (22,646)
Change in liabilities:
Increase (decrease) in accounts payable and accrued liabilities	6,100	(24,342)	1,490

Net cash used in exploration stage activities	(88,033)	(43,170)	(21,156)

Cash flows from financing activities
Proceeds from sale of common stock	96,200	-	-

Net cash provided by financing activities	96,200	-	-

Change in cash and cash equivalents for the period	8,167	(43,170)	(21,156)

Cash and cash equivalents, beginning of period	–	51,337	21,774

Cash and cash equivalents, end of period	$ 8,167	$ $8,167	$ 618

Cash paid during the period for interest	$ –	$ –	$ –

Cash paid during the period for income taxes	$ –	$ –	$ –

The accompanying notes are an integral part of these interim financial statements.

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

February 28, 2006

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

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended May 31, 2005. The results of operations for the three and nine months ended February 28, 2006, are not necessarily indicative of the results expected for the year ending May 31, 2006.

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

February 28, 2006(Unaudited)
Deficit accumulated during the exploration stage	$ (94,133)
Working capital	2,067

3.   SIGNIFICANT ACCOUNTING POLICIES

The financial statements are stated in US dollars. Certain significant accounting policies adopted by the Company are as follows:

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

February 28, 2006

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

February 28, 2006

(Unaudited)

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

Furio Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

February 28, 2006

(Unaudited)

5.   RELATED PARTY TRANSACTIONS

During the period from inception (February 19, 2004) to February 28, 2006, the Company issued 2,000,000 shares of its common stock for proceeds of $20,000 to officers and directors of the Company.

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

As at February 28, 2006, we had cash reserves of $8,167 and working capital of $2,067. We anticipate that our cash and working capital will be sufficient to enable us to pay for the costs of our general and administrative expenses for the next three months. However, our ability to complete the next phase of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

During the next twelve-month period, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the next phase of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail.  Even if we are successful in obtaining equity financing to fund the next phase of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of the work program. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations

We may consider entering into a joint venture arrangement to provide the required funding to develop the mineral claims. We have not undertaken any efforts to locate a joint venture partner for the mineral claims. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our mineral claims.  If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to the joint venture partner.

Results of Operations

We have had no operating revenues since our inception on February 19, 2004, through to February 28, 2006.

For the nine months ended February 28, 2006, we incurred operating costs of $18,828. These operating costs included $11,764 in professional fees for the ongoing legal and accounting costs of the quarterly and annual filings. We also incurred mineral property expenditures during the nine months ended February 28, 2006, of $6,429, which included a $2,500 annual rental fee to the State of Alaska to extend the mineral claims to September 1, 2006. The mineral property expenditures also included the final costs of the phase one work program conducted in the summer of 2005.

During the comparative period in 2005, we incurred operating costs of $22,646, including professional fees of $19,046 related to the preparation of our Form SB-2 and $1,916 in mineral property expenditures, of which $1,250 was for the annual rental fees to extend the mineral claims to September 1, 2005.

We anticipate our operating expenses will increase as we undertake our plan of operations.  The increase will be attributable to our continuing geological exploration program and continued professional fees that we anticipate incurring as we are now a reporting company with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

At February 28, 2006, we had cash on hand of $8,167 and working capital of $2,067.

Our total expenditures over the next twelve months are anticipated to be approximately $82,000.  Based on our current cash and working capital position, we will require further funding to proceed with exploration of our mineral property.  Our requirements for additional financing are discussed in further detail above under the heading Plan of Operation.

Cash used in operating activities was $43,170 for the nine months ended February 28, 2006, which reflects the costs of our operations for the period.

We have funded our business to date from sales of our common stock. Gross proceeds from the sale of our common shares during the period from inception, on February 19, 2004, through to February 28, 2006, totaled $96,200 all of which was receipted by the year ended May 31, 2004.

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

Item 3.

Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Paul Fong, and Chief Financial Officer, Mr. Patrick McGrath. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended February 28, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the nine months ended February 28, 2006.

Item 3.

Default upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the third quarter of our fiscal year ending May 31, 2006.

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

Date: March 27, 2006

By /S/ Patrick McGrath

Patrick McGrath, Chief Financial Officer, Secretary and Director

Date: March 27, 2006