Form 10KSB
period 2006-05-31
AURELIO RESOURCE CORP
filed 2006-09-12
CIK 1295803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2006

OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___________ to _______________

Commission file number 000-50931

AURELIO RESOURCE CORPORATION
(Name of small business issuer in its charter)

Nevada	33-1086828
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 200, 5554 South Prince Street
Littleton, Colorado, 80120
(Address of principal executive offices)

303.795.3030
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): 18,401,500 shares of common stock at $0.06 (1) per share = $1,104,090 (1) Bid price on August 1, 2006.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date: 28,436,500 shares of common stock issued and outstanding as of August 28, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1.  Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms “we”, “us” and “our” mean Aurelio Resource Corporation, our wholly owned subsidiary, Aurelio Resources Inc. and our 98% owned subsidiary, Minera Milenium S.A. de C.V., unless otherwise indicated.

Corporate History

We were incorporated on February 19, 2004, under the laws of the state of Nevada. Effective June 16, 2006 we changed our name to Aurelio Resource Corporation and effected a six and one-half (6.5) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 487,500,000 shares of common stock with a par value of $0.001. Except as otherwise stated, all references to shares and prices per share have been adjusted to give retroactive effect to the stock split.

On August 17, 2006 we completed our acquisition of all of the issued and outstanding common stock of Aurelio Resources Inc., a privately-owned Colorado corporation engaged in mineral exploration, pursuant to an agreement we entered into with Aurelio Resources Inc. and its shareholders dated April 27, 2006, as amended on June 9, 2006 and further amended on July 13, 2006 and on July 21, 2006.

Current Business

As a result of our acquisition of Aurelio Resources Inc., we have indirectly acquired all of its assets. In particular, we have acquired properties in Arizona, and a 98% interest in Minera Milenium S.A. de C.V., a company incorporated in Mexico which holds an option to acquire a 100% interest in a property in Mexico. The assets held by Aurelio Resources Inc. are described below under “Description of Our Properties”.

Aurelio Resources Inc. did not have a business relationship with our company. Our new directors were all directors of Aurelio Resources Inc. Dr. Frederik Warnaars, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director, and Stephen Doppler, our Vice-President of Exploration and a director, were responsible for acquiring the Hill Copper Property for Aurelio Resources Inc. Dr. Frederik Warnaars, Stephen Doppler and David C. Jonson will remain directors and officers of Aurelio Resources Inc. for the foreseeable future. We anticipate that our subsidiary will eventually be merged with our company.

We are an exploration stage company engaged in the exploration of mineral properties and we may also, from time to time, acquire additional mineral properties to explore. Prior to the completion of the acquisition of Aurelio Resources Inc., we had a 100% interest in twenty-five mineral claims, subject to a 3% net proceeds interest to the State of Alaska (the “Alaska Property”). Upon our the completion of our acquisition of Aurelio Resources Inc., we now have, in addition to the Alaska Property, 100% rights to mineral exploration and development in 13 mining claims in Arizona, and an option to earn a 100% interest in the mineral exploration and development of 3 mining claims/concessions covering approximately 1,000 hectares, in Durango, Mexico. We intend to explore these properties with a view to exploiting any mineral deposits we discover or selling or otherwise assigning the rights to do so.

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

Mineral property exploration is typically conducted in phases. Before it is carried out, each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have only recently commenced the initial phase of exploration on our Alaska Property and have not yet begun exploration of the properties held by Aurelio Resources Inc. and Minera Milenium S.A. de C.V. Once we complete a phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make these decisions based upon the recommendations of the independent geologist who oversees the program and records the results.

Our plan of operation is to conduct exploration work on each of our properties in order to ascertain whether any possess commercially exploitable quantities of minerals. There can be no assurance that such mineral deposits exist on any of our properties.

Even if we complete our proposed exploration programs on our properties and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know whether we have a commercially viable mineral deposit.

We are interested in exploring for minerals such as copper, gold, silver and zink on our properties but we are not restricting our exploration to any one type or select types of minerals. We may also seek to acquire other properties for mineral exploration in the United States, Mexico, Latin America or elsewhere.

Our objective is to pursue deposits of any type of mineral and to develop, sell or otherwise assign the rights to develop the properties if and when any commercially viable deposits of minerals are found on our properties.

DESCRIPTION OF OUR MINERAL PROPERTIES

Glossary of Geologic and Mining Terms

“airborne geophysical surveys” are the search for mineral deposits by measuring the physical property of near-surface rocks through the use of an airplane or helicopter in order to detect unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured;

“andesite” is a type of dark coloured, fine-grained volcanic rock;

“anomalous” means either a geophysical response or a rock, stream silt, or soil sample assay value that is greater than the average background value;

“breccia” means a coarse-grained rock, composed of rounded to angular rock fragments held together by a finer-grained matrix;

“dacite” is a type of fine-grained extrusive rock;

“drilling” involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content;

“electromagnetic surveys” involve measuring whether or not rocks on the surface and subsurface of the property conduct electricity. Copper and gold are excellent conductors of electricity. Areas of high conductivity are targets for follow-up exploration;

“felsic” describes an igneous rock having abundant light colored minerals; “geophysics” is the study of physical properties of rock and minerals; “geochemistry” is the study of chemical properties of rocks;

“igneous rock” means a rock formed by the cooling of molten rock either underground or at the surface of the earth;

“induced polarization (“IP”) survey” is an electrical survey method that measures the resistivity and chargeability of rock which may be a result of sulphide content of the rock;

“intrusive” rock means an igneous rock formed by the cooling of igneous rock, that when in the molten or partially molten stage, penetrated into or between other rocks, but cooled beneath the surface;

“magnetic surveys” involve searching for changes in the magnetic field over property areas. Magnetic anomalies may be a result of accumulations of certain magnetic rocks such as “pyrrhotite, hematite and magnetite”: These rock types are often found alongside base metals such as copper, zinc and nickel, or precious metals such as gold and silver.

“metasediment” refers to metamorphosed sedimentary rock;

“ore” is a mixture of minerals from which at least one metal can be extracted at a profit;

“orebody” means a continuous well-defined mass of material containing enough ore to make extraction economically feasible;

“porphyry” means an igneous rock of any composition that contains conspicuously large mineral crystals set in a finer-grained ground mass;

“pyrite” is an iron sulfide;

“pyritization” means a rock impregnated with pyrite; and

“vein” means a mineral filling of a fault or fracture in the host rock, typically in tabular or sheet-like form.

Hill Copper Property, Arizona

Our wholly-owned Colorado subsidiary, Aurelio Resources Inc., is the registered owner of a 100% interest in 13 mining claims on a mineral property located in southeastern Arizona (the “Hill Copper Property”). In acquiring the Hill Copper Property, we acquired thirteen unpatented lode-mining claims (covering approximately 260 acres), staked on federal lands administered by the United States Bureau of Land Management. The unpatented mining claims are identified as MAN 1 through MAN 6, which are contiguous, and MAN 7 through MAN 13, which were staked on two occasions and which are all contiguous with one another.

The following description of the Hill Copper Property is excerpted from a report on the Hill Copper Property, Arizona, dated June 15, 2006 and prepared by David Jonson and Dr. Frederik Warnaars for Aurelio Resources Inc.

General Overview of our Arizona Mining Claims at Hill Copper Property

The Hill Copper Property consists of thirteen unpatented lode-mining claims (covering approximately 260 acres), staked on federal lands administered by the United States Bureau of Land Management. The mining claims are in good standing with all regulatory authorities, and the mining claims are properly registered at Cochise County in Bisbee and the United States Bureau of Land Management in Phoenix, Arizona. The current annual maintenance fees are $125 per mining claim due on or before August 31st of each year.

The MAN 1-6 mining claims are six contiguous unpatented mining claims (MAN 1, MAN 2, MAN 3, MAN 4, MAN 5 and MAN 6), each measuring 600 feet by 1,500 feet, staked in Section 28, Township 19 South, Range 25 East, Turquoise Mountain Quadrangle, Courtland-Gleeson Mining District, Cochise County, Arizona.

The MAN 7-13 mining claims are seven contiguous unpatented mining claims (MAN 7, MAN 8, MAN 9, MAN 10, MAN 11, MAN 12 and MAN 13), each measuring 600 feet by 1,500 feet, staked in Section 28, Township 19 South, Range 25 East, Turquoise Mountain Quadrangle, Courtland-Gleeson Mining District, Cochise County, Arizona.

Our subsidiary, Aurelio Resources Inc., has also entered into a purchase and sale agreement, dated for reference May 15, 2006, with Hope Mining and Milling Company, an Arizona corporation, concerning the acquisition by Aurelio Resources Inc. of 30 patented mining claims known as Courtland Mines and located in Turqoise Mining District, Cochise County, Arizona. The acquisition of Courtland Mines is pending and expected to be completed in September 2006.

Recording of the Mineral Claims

The mineral claims comprising the Hill Copper Property have the following legal description:

Table 3: Hill Property Claims
Claim Name	Serial Number	Registered Owner
MAN 1	AMC 364635	Aurelio Resources Inc.
MAN 2	AMC 364636	Aurelio Resources Inc.
MAN 3	AMC 364637	Aurelio Resources Inc.
MAN 4	AMC 364638	Aurelio Resources Inc.
MAN 5	AMC 364639	Aurelio Resources Inc.
MAN 6	AMC 364640	Aurelio Resources Inc.
MAN 7	AMC 367982	Aurelio Resources Inc.
MAN 8	AMC 367983	Aurelio Resources Inc.
MAN 9	AMC 367984	Aurelio Resources Inc.
MAN 10	AMC 367985	Aurelio Resources Inc.
MAN 11	AMC 367986	Aurelio Resources Inc.
MAN 12	AMC 367987	Aurelio Resources Inc.
MAN 13	AMC 367988	Aurelio Resources Inc.

Location, Access and Property Overview

The Hill Copper Property is located on the eastern flank of the southern Dragoon Mountains, approximately 80 miles southeast of Tucson, Arizona. Access to the Hill Copper Property from Tucson is via the Dragoon turnoff on I-10 freeway, 12 miles east of Benson, then east to Arizona Highway 191, then south through Sunsites Village and the nearby ghost town of Pearce.

Aurelio Resources, Inc. is not aware of any particular environmental, political or regulatory problems that would adversely affect mineral exploration of the property.

The topography in the project area varies from flat to rolling hills with an average elevation of 4,600 feet above sea level. Vegetation in the area is sparse and is typical of a desert climate.

Mining and Exploration History

Our Hill Copper Property mining claims are located within the Turquoise Mining District covering about 15 square miles that has a long history of mining production. Modern mining for copper and turquoise commenced in the northern end of the Turquoise Mining District in 1877.

Exploration and development by the Calumet, Phelps Dodge and Great Western companies started a boom in the area in 1907, and copper production peaked in 1912. The larger mines closed by 1920, although small operators continued production until about 1932. There are at least 52 old mine workings in the Turquoise Mining District.

Mineral Exploration Company (a division of Union Oil Company) drilled its first hole at the Hill Copper deposit in 1957 and have subsequently drilled 28 more holes on a rough grid. Mineral Exploration Company later abandoned the property in 1958.

During the subsequent 27 years, eight other companies drilled a total of 247 additional holes in the Turquoise Mining District, with 53 of these on the Hill Copper Property. Only relatively small copper-zinc skarns or replacements were identified and Hill Copper was the largest of these. Near-surface oxide copper and chalcocite blankets were drilled through but generally ignored.

Mineralization

The primary and secondary mineralization are both important for the economics of a mineral deposit. The secondary mineralization is closer to the surface whereby the operating, mining and extraction costs, and initial investment are lower than the primary mineralization. Metallurgical testing is urgent, early in the development, because industry-wide copper recovery varies between 60% and 93%. The deeper primary mineralization has the best size potential whereby the economics of scale becomes essential as well as the metallurgy. There are two types of mineralization requiring different metallurgical processes:

Primary Protore (milling required, not amenable to heap leaching)

Massive pyrite-chalcopyrite(Cu)-sphalerite (Zn)-magnetic (iron oxide) deposits, with by-products of gold and silver, occur in skarn or as replacement deposits in the highly favourable Abrigo limestone. These were the focus of historic mining operations. Lower grade, disseminated mineralization is more confined to intrusive porphyries, but is often present as well as in the Bolsa quartzite and the Abrigo limestone.

Hydrothermal alteration in the wall rock typically consists of intense stockwork and pervasive silicification, along with strong sericitization and argillization to the extent that rocks in the drillcore are often unidentifiable.

Secondary enrichment (amenable to heap leaching and SX/EW recovery)

Near-surface protore was later oxidized, leached and heavily iron-stained. Some limestone areas contain oxide cooper minerals (malachite, azurite or turquoise) or oxide zinc minerals, like smithsonite, ZnCO3.  Underlying the oxide zone is an extensive supergene blanket, containing chalcocite (Cu2S a mineral with 79% copper) and is mainly developed in porphyry rock.

This enrichment blanket, along with the underlying protore, was later offset by numerous steep, closely spaced faults making lateral projection difficult.

The oxide deposits are the most economically attractive in the Hill Copper area because they are very close to the surface above the chalcocite blanket and could be easily mined with a very low stripping ratio. In addition, the copper values are usually higher than in the underlying blanket.

Exploration Program – Hill Copper Property

The phased exploration program for our Hill Copper Property will evaluate the mineral potential from historic mining operations, together with surface and near surface mineralization, as well as deep mineralization.

Phase I. Our objective for Phase I of the Hill Copper program, which has begun, consists of extending and consolidating our land position by staking additional claims, negotiating with private landowners and acquiring state leases. We budgeted this part of Phase I at $300,000.

In addition, we will review our extensive database of information in detail. We estimate this phase will take 90 days to complete, with a projected remaining budget cost of $110,000.

Phase II. Our board of directors will make a determination whether to proceed with Phase II of the exploration program upon completion of Phase I of the exploration program by the geologist and the review of the results of Phase I. In completing this determination, we will make an assessment as to whether the results of phase one are sufficiently positive to enable us to achieve any financing that may be necessary for us to proceed with phase two of the exploration program. This assessment will include an assessment of the market for financing of junior mineral exploration projects at the time of our assessment. Phase II will likely include, together with necessary permitting, one or more of: (a) systematic sampling and evaluation of existing data; (b) drilling of surface and/or deep underground targets to confirm the resources previously identified by other exploration companies and to test the exploration targets identified in Phase I. Budgetary requirements are uncertain until such time as a suitably detailed scope of work for the project is established from Phase I, however are likely to be in the range of $500,000, over a seven to eight month period.

Table 4: Budget Summary of Hill Copper Property

Phase I	Estimated Cost
Extending and Consolidating Land Position	$300,000
Legal and Technical	$64,000
Transportation	$6,150
Lodging and Food	$4,000
Professional Fees and Engineering	$27,500
Contingency	$8,350
Phase I Total	$410,000
Phase II	Estimated Cost
Technical, mainly drilling	$400,000
Transportation	$9,600
Lodging and Food	$6,000
Professional Fees and Engineering	$42,500
Additional Land Acquisition	$25,000
Contingency	$16,900
Phase II Total	$500,000

Gavilanes Option

We also own 98% of the issued and outstanding common shares of Minera Milenium S.A. de C.V., a company incorporated under the laws of Mexico. Minera Milenium S.A. de C.V. holds an option to earn a 100% undivided interest in certain mining claims/concessions situated in the Tamazula District, Durango, Mexico (the “Gavilanes Property”).

The Gavilanes Property consists initially of mining claims/concessions covering approximately a 100 hectares identified as title number 185397, expediente 321.1/24569 and granted by the Direcion General de Minas and inscribed with number 577, on page 145 of Volume number 251 of the General book of Mining Concessions of the

Public Mines register in Mexico City, D.F. Subsequently, 900 hectares exploration concessions were staked around the initial Gavilanes property.

Option Terms

Pursuant to the terms of the option agreement, dated for reference August 18, 2005, between Aurelio Resources Inc. and Minera Holmex S.A. de C.V., a company incorporated under the laws of the State of Sinaloa, Republic of Mexico, and wholly-owned by Dr. Frederik Warnaars, Aurelio Resources Inc. acquired the right to earn up to a 100% interest in the mineral exploration and development in 3 mining claims/concessions, covering approximately 1,000 hectares, in Durango, Mexico, free and clear of all charges, encumbrances and claims. Aurelio Resources Inc. assigned all of its interest in this option to its 98% owned subsidiary, Minera Milenium S.A. de C.V.

In consideration for granting the option to Aurelio Resources Inc., Aurelio Resources Inc. paid Minera Holmex an amount equal to the taxes in arrears for the years 2001 and 2002 and the aggregate sum of P$63,536 Mexican Pesos plus late payment penalties (approximately US$6,100). Aurelio Resources Inc. also paid the sum of US$5,000 to Minera Holmex S.A. de C.V. as of February 1, 2006 in accordance with the option’s provisions.

To maintain the option in good standing, we will need to make the following payments to Minera Holmex S.A. de C.V. no later than the dates provided below:

Payment Due Date	Cash (US$)
August 15, 2006	$10,000
February 15, 2007	$15,000
August 15, 2007	$15,000
February 15, 2008	$20,000
August 15, 2008	$20,000
February 15, 2009	$25,000
August 15, 2009	$25,000
February 15, 2010	$30,000
August 15, 2010	$30,000
February 15, 2011	$305,000
Total Payments	$500,000

The Gavilanes Property is subject to a 3% net smelter royalty in favour of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico. There are no provisions in the option whereby we can purchase all or a portion of the smelter royalty from Mr. Modesto Rivas Beltran.

The smelter royalty is payable only from the actual proceeds received by our company from any mint, smelter, refinery or other purchaser from the sale of our ore, metals (including bullion) or concentrates produced from the Gavilanes Property and sold, or proceeds received from an insurer in respect of our mineral products, after deducting certain expenses related to certain costs to our company of the extraction, preparation and sale of our mineral products. The smeter royalty shall be paid to Mr. Modesto Rivas Beltran on a quarterly basis within 45 days of the end of each fiscal quarter.

The following description of the Gavilanes Property is reproduced from a report on the Gavilanes Property entitled “Geology, Mineralization and Proposed Drill Tests At Gavilanes, Durango, Mexico”, revised March 16, 2006 and prepared by Dr. Frederik Warnaars, Victor Hugo Mendoza D, Mario Llano Z, and Othon Colin for Aurelio Resources Inc.

Location and Access

The Gavilanes Property is located approximately 70 km east of Culiacan, near the hamlet of Chiqueritos (see the illustration below) and can be reached by small fixed wing aircraft or a 5 hour drive from Culiacan via Tarmazula.

Road building to possible drill platforms was carried out from in the spring of 2005. This road building has provided access to many rock exposures on both the northern and southern flanks of the Gavilanes ridge. To date, we have completed approximately 4,400 meters of roadway.

Gavilanes Property Overview

The Gavilanes Property consists of mining claims/concessions covering approximately a 100 hectares identified as title number 185397, expediente 321.1/24569 and granted by the Direcion General de Minas and inscribed with number 577, on page 145 of Volume number 251 of the General book of Mining Concessions of the Public Mines register in Mexico City, D.F. In the Map set out below, the area subject to our Option is identified as Los Gavilanes, an area directly south of Chiqueritos village.

Reconnaissance mapping and sampling was completed over an area of about 5 square kilometers from the area near the airport, about 2.5 kilometres north-west of Chiqueitos, to the San Andres area in the south.

Geology

The area near the Gavilanes Property is underlain by a metasedimentary sequence of possible early Mesozoic age rocks consisting of schists, shales, phyllites, quartzites and meta-arkoses that reach low-grade greenschist metamorphism.

The sequence is intruded by fine grained dacite porphyries with variable amounts of biotite and/or hornblende and/or magnetite with different porphyrite textures. Various porphyry intrusions may be present or possibly one intrusive with many local variations. Hydrothermal alterations and surface weathering are often intense and pervasive, so it is difficult at this stage to separate and map the various intrusions or different phases. At one location in the San Andres area, an unaltered porphyry was found. A hornblende concentrate separated from this porphyry was dated by K/Ar method and gave an age of 62.5 million years (early Paleocene). Porphyry intrusions are exposed over an area of two km in a north-south direction and about one km in an east-west direction. To the east and south they are covered by post-mineral volcanics. A weakly mineralized and weakly altered hydrothermal system was dated as a “whole rock” specimen and gave an age of 42.3 million years (mid-Eocene).

An unbrecciated contact of dacite porphyry with various types of metasediments is exposed in the creek west of Chiqueritos village. This contact is diffuse and consists of a hybrid zone with assimilated sediments and contaminated intrusives suggesting a slow process of emplacement.

Strike and dip metasediments to the northeast, north, west and in upper reaches of Arroyo del Oso in the south suggest a doming effect caused by the dacite porphyry complex.

An equigranular medium grained granodiroite is exposed along the road between the airport and Chiqueritos. This is probably part of a batholith exposed further west. It is unmineralized and intrudes the metasediments. A K/Ar age determination of hornblends separated from a granodiorite resulted in an age of 81.2 million years (upper Cretaceous).

Many post mineral felsic and mafic dikes cut the area. Their widths vary between 30 cm to 9 meters and are mostly steeply dipping. At various places, they can be followed over a distance of more than 1,000 meters.

The youngest rocks are Miocene volcanics covering the area to the east and south. They are flat lying and cover the mountains above the 1,200 to 1,300 meter elevation. Part of the prospect may have oxidized prior to the deposition of the volcanic sequence. Oxidized and mineralized porphyries are therefore anticipated to exist below the volcanics to the east. Gavilanes ridge is undergoing at present a second stage of oxidation superimposed on an earlier oxidation stage.

Exploration Program – Gavilanes Property

The exploration program for our Gavilanes Property will evaluate the mineral potential of mine waste from historic mining operations, together with surface and near surface mineralization, as well as deep mineralization.

Phase I: We conducted a due diligence phase evaluating all the pertinent data in Culiacan, followed by a field visit. This Phase took about six days to complete and improveed our existing information regarding the geology, alteration and gold/silver/molybdenum distribution at the Gavilanes Property. Phase I helped to identify and mark various drill hole locations and plan the initial drilling phase. The total budget for Phase I was $20,000

Phase II. Phase II will be dependent upon the results of Phase I. The Phase II initial drilling program (to 750 meters), together with necessary permitting, aims to test three of the best targets for an economic bulk mineable, open-pittable deposit. Phase II is expected to take up to one month to complete and is budgeted to cost $100,000. The estimated time frame is dependent upon obtaining permitting for access road construction and drill platform construction, experience of the drilling team, rock quality and weather conditions.

Phase III. Phase III will be dependent upon the results of Phase II, and will likely include, together with necessary permitting, a second drilling program of 7 holes to a total depth of 1,750 meters. The estimated cost to complete is $270,000 and should take three to four months to complete.

Table 5: Budget of Gavilanes Property

Phase II	Estimated Cost
Technical Exploration	$80,500
Transportation	$5,000
Lodging and Food	$1,700
Professional Fees and Labour	$10,000
Contingency	$2,800
Property Payment	$10,000
Phase II Total	$110,000
Phase III	Estimated Cost
Technical Exploration	$192,150
Transportation	$10,000
Lodging and Food	$4,500
Professional Fees and Labour	$18,300
Contingency	$20,050
Property Payment	$15,000
Phase III Total	$260,000

Lake Iliamna Property, Alaska

By mineral staking in March 2004, we have acquired 100% interest in twenty-five mineral claims, subject to a 3% net smelter royalty to the State of Alaska on production on state lands. The staking was originally executed by Alaska Earth Resources, Inc., an Alaska geological company, acting as our agent. Shortly thereafter, we filed our certificate of authority to do business in the state of Alaska and the ownership of the claims was transferred from Alaska Earth Resources, Inc. to us. The mineral claims are located approximately 7.5 miles northwest of Lake Iliamna which is 215 miles south-west of Anchorage, Alaska. Each mineral claim entitles us to one quarter section of property reserved for mineral exploration that consists of 160 acres. The total area of the twenty-five mineral claims is approximately 4,000 acres or 6.25 square miles. The mineral claims are in good standing with the State of Alaska through to September 1, 2006.

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

Recording of the Mineral Claims

The mineral claims consist of twenty-five mineral claims located in the Iliamna Lake area of Alaska. The mineral claims have the following legal description:

Table 1: Lake Iliamna Property, Alaska Claims

Name of
Mining Claim	ADL Number	Meridian	Expiry Date
Fur 1	644524	Seward	September 1, 2006
Fur 2	644525	Seward	September 1, 2006
Fur 3	644526	Seward	September 1, 2006
Fur 4	644527	Seward	September 1, 2006
Fur 5	644528	Seward	September 1, 2006
Fur 6	644529	Seward	September 1, 2006
Fur 7	644530	Seward	September 1, 2006
Fur 8	644531	Seward	September 1, 2006
Fur 9	644532	Seward	September 1, 2006
Fur 10	644533	Seward	September 1, 2006
Fur 11	644534	Seward	September 1, 2006
Fur 12	644535	Seward	September 1, 2006
Fur 13	644536	Seward	September 1, 2006
Fur 16	644539	Seward	September 1, 2006
Fur 17	644540	Seward	September 1, 2006
Fur 18	644541	Seward	September 1, 2006
Fur 19	644542	Seward	September 1, 2006
Fur 20	644543	Seward	September 1, 2006
Fur 21	644544	Seward	September 1, 2006
Fur 22	644545	Seward	September 1, 2006
Fur 23	644546	Seward	September 1, 2006
Fur 24	644547	Seward	September 1, 2006
Fur 25	644548	Seward	September 1, 2006
Fur 35	644558	Seward	September 1, 2006
Fur 36	644559	Seward	September 1, 2006

In order to maintain our mineral claims in good standing, we must make payment to the State of Alaska of an annual rental fee of $100 per quarter section, or $2,500 in total for our twenty-five mineral claims, to keep our claims in good standing. This payment is for claims owned as of the 1st of every September and is payable within ninety days or the 30th of every November. We must make a payment of $2,500 to the State of Alaska by November 30, 2006, or we will lose our mineral claims.

In addition, we must complete annual labour or exploration expenditures on the mineral claims and file confirmation of work with the applicable mining recording office of the State of Alaska. Currently, exploration work with a minimum value of $400 per quarter section (or mineral claim) is required before the 1st of every September with the exception of the year the mineral claims are staked. Our claims encompass twenty-five quarter sections so our commitment for exploration expenditures with the State of Alaska for the current year is $10,000. During the year ended May 31, 2006, we believe we met the $10,000 work commitment as required by the State of Alaska to keep the claims in good standing by virtue of the work performed in the previous year.

If we fail to make and file the work expenditures or make the appropriate payments to the State of Alaska, we will lose all interest in the mineral claims.

Location and Access

Our Alaska property is located 7.5 miles north-west of Lake Iliamna which is 215 miles southwest of Anchorage, Alaska. This property is thirty-two miles west of the town of Iliamna which has a paved commercial airport, general store, and lodge facilities. There are several float plane carriers in the area that may be used for an exploration fly camp support. Float planes can land on lakes in or near our property. There are no roads in the area outside the immediate vicinity of Ilamna. Our Alaska property can be accessed by snow machine in the winter and by all terrain vehicles in the summer. To date, we have not discovered an economically viable mineral deposit at the Lake Iliamna Property, and there is no assurance that we will discover one.

Physiography and Climate

Our claims occupy a relatively flat plateau at an elevation of 600-750 feet above sea level that is underlain by glacial outwash. There are no trees and vegetation is sparse consisting of grasses, moss, lichen, and some alder.

Technical Information Regarding the Property

The mineral property is the subject of a geological report prepared by William T. Ellis, B.Sc., Certified Professional Geologist, dated May 15, 2004. The following description of the mineral property is summarized from Mr. Ellis’s report. There is no relationship between Mr. Ellis and us, our officers, our directors or our affiliates. In addition, the mineral property is subject of a geophysical report prepared by Shawn Rastad, B. Sc., and Syd Visser, B.Sc., P. Geo., dated June 2005. The geophysical report is a summary of the induced polarization survey and ground magnetic survey performed in May 2005. There is no relationship between Mr. Rastad, Mr. Visser and us, our officers, our directors or our affiliates.

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

Conclusions and Recommendations of the Geological Report

Mr. Ellis’s geological report recommended a phase one exploration work program on the property that included a four line reconnaissance ground magnetic survey to define targets for further work. The proposed north-west trending lines were to be approximately 1.5 to 2 miles long and spaced approximately three quarters of a mile apart. A budget of $30,000 was estimated for phase one and it was expected to take approximately two weeks to complete.

Recent Exploration Activities on the Alaska Property

In late May 2005, we conducted the phase one exploration work on the mineral claims consisting of an induced polarization survey and a ground magnetic survey as recommended in Mr. Ellis’s report. The cost of the program was approximately $34,000, which exceeded our initial estimate by $4,000. The increase was a result of higher than expected costs for mobilization, demobilization and labor. The work program commenced in mid May 2005 and lasted approximately ten days.

We commissioned a report on the results of phase one from a consulting geophysics firm. The report stated the induced polarization survey encountered various ground conditions resulting in varying degrees of quality data. There were features of interest on several of the IP lines surveyed but no conclusive evidence can be obtained from the acquired chargeability readings. The combined affects of poor weather conditions, a possible frost layer and the existence of a highly resistive overburden resulted in very low voltage potential.

Our consulting geophysics firm has recommended that the we repeat certain portions of the induced polarization survey conducted in phase one to gather better data before making a decision to move to phase two. We are considering this recommendation and we may decide to repeat certain portions of the induced polarization survey during 2006 or 2007. The cost to repeat Phase I is budgeted at $35,000.

Future Exploration Activities on the Alaska Property

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

Phase two will consist of detailed follow-up geological mapping and prospecting of the claim area, with grid controlled geochemical and geophysical surveys as required to cover areas of specific interest as identified in phase one. Phase two is intended to identify the geological environment underlying the mineral claims and a detailed mineralization map to scale should be produced. A geologist and a camp consisting of four crew members will conduct a field program. Under the supervision of the geologist, the crew will collect sediment samples for geochemical analysis on the areas of interest identified in phase one. This field work is expected to take place over a two week period and the analysis of the sediment samples is expected to take an additional three to four weeks. This level of surveying and sampling will provide a higher level of reconnaissance information for the mineral claims. Phase two will also include an updated geological report with an independent analysis and recommendation on the mineral claims. Phase two is expected to take approximately six weeks to complete and it is planned for the summer of 2007. A budget of $23,000 is estimated for phase two and the components are as follows:

Table 2: Budget of Lake Iliamna Property, Alaska

Phase II	Estimated Cost
Geological mapping and report	$10,000
Reconnaissance stream, grid rock and 200 samples	$10,000
Camp cost and logistical support – 14 days with 4 men	$3,000
Phase II Total	$23,000

Again, our board of directors will make a determination whether to proceed with the next phase of the exploration program upon completion of phase two. In completing this determination, we will make an assessment as to whether the results are sufficiently positive to enable us to achieve the financing that would be necessary for us to proceed. The next phase of the exploration program would likely be comprised of a small drill program and a geological interpretation of the results of the drilling program. The drilling program would require access to the site of the mineral claims with drilling equipment, the issuance of a work permit and the posting of a bond. The estimated cost of completion of this phase of the exploration program is approximately $250,000. This phase is expected to take approximately eight to ten weeks to complete and it is planned for the summer of 2008. Positive drilling results at this phase could indicate zones of mineralization but will not indicate, in any way, mineral reserves.

Employees

As of the date of this annual report, we do not have any employees other than our officers. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the mineral property.

Subsidiaries

On August 17, 2006 we completed our acquisition of all of the issued and outstanding common stock of Aurelio Resources Inc., a privately-owned Colorado corporation engaged in mineral exploration, pursuant to an agreement we entered into with Aurelio Resources Inc. and its shareholders dated April 27, 2006, as amended on June 9, 2006 and further amended July 13, 2006 and on July 21, 2006. As a result of the share purchase transaction, Aurelio Resources Inc. is now a wholly-owned subsidiary of our company. Aurelio Resources Inc. owns a 100% interest in 13 mining claims on a property located in southeastern Arizona. We also own 98% of the issued and outstanding common shares of Minera Milenium SA de CV., a Mexican incorporated company which holds an option to earn a 100% interest in 3 mining claims/concessions in Durango, Mexico, known as the Gavilanes Property.

Risk Factors

Shares of our common stock are speculative, especially since we are in the exploration-stage of our new business. We operate in a volatile sector of business that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business

1. Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims. If this happens, our business will likely fail.

2. Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals.

We plan to conduct mineral exploration on our mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that commercially exploitable reserves of minerals exist on our property. Additional potential problems that may prevent us from discovering any reserves of minerals on our property include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of commercially exploitable reserves of minerals on our property our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

3. Because our mineral properties are without known mineral reserves and because we have never made a profit from our operations, our securities are highly speculative and investors may lose all of their investment in our company.

Our securities must be considered highly speculative, generally because of the nature of our business and our early stage of exploration. Our mineral properties are in the exploration stage only and are without known deposits of minerals. Accordingly, we have not generated revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and exploiting mineral reserves or selling the rights to exploit those mineral reserves. The likelihood of any of our mineral properties containing valuable and commercially exploitable minerals is extremely remote. In all probability, our mineral properties do not contain any reserves and any funds that we spend on exploration will be lost. We may never discover mineral resources in our mineral properties or any other area, or we may do so and still not be commercially successful if we are unable to exploit those resources profitably or earn revenues from selling the rights to exploit any mineral resources we discover. We may not be able to operate profitably and may have to cease operations, the price of our securities may decline and investors may lose all of their investment in our company.

4. Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

5. The potential profitability of mineral ventures depends in part upon factors beyond the control of our company and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of mineral properties is dependent upon many factors beyond our control, including the existence and size of mineral deposits in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulation. These factors cannot be accurately predicted and any one or a combination of these factors may result in our company not receiving an adequate return on invested capital. These factors may have material and negative effects on our financial performance and our ability to continue operations.

6. Exploration and exploitation activities are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Exploration and exploitation activities are subject to federal, provincial, and local laws, regulations and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. Exploration and exploitation activities are also subject to federal, provincial, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.

Various permits from government bodies are required for drilling operations to be conducted, and no assurance can be given that such permits will be received. Environmental and other legal standards imposed by federal, provincial, or local authorities may be changed and any such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Any laws, regulations or policies of any government body or regulatory agency may be changed, applied or interpreted in a manner which will alter and negatively affect our ability to carry on our business.

7. As we face intense competition in the mineral exploration industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

Our mineral properties are in Alaska, Arizona and Mexico and our competition there includes large, established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may have to compete for financing and be unable to acquire financing on terms we consider acceptable. We may also have to compete with the other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or qualified employees, our exploration programs may be slowed down or suspended, which may cause us to cease operations as a company.

Risks Associated With Our Company

8. We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception February 19, 2004 to May 31, 2006 was $112,055. We had cash in the amount of $2,521 as of May 31, 2006. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $190,000 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated August 21, 2006. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

9. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our exploration activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. We will require additional financing in order to proceed beyond the first few months of our exploration program. We will also require additional financing for the fees we must pay to maintain our status in relation to the rights to our properties and to pay the fees and expenses necessary to become and operate as a public company. We will also need more funds if the costs of the exploration of our mineral claims are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

10. Because we may never earn revenues from our operations, our business may fail and then investors may lose all of their investment in our company.

We have no history of revenues from operations. We have never had significant operations and have no significant assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and is in the exploration stage. The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of mineral reserves on our properties or selling the rights to exploit those mineral reserves. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

Risks Associated With Our Common Stock

11. We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

12. Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standard risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Item 2.  Description of Property.

We have discontinued the use of our executive offices located at Suite 1802, 888 Pacific Street, Vancouver, British Columbia. We now maintain an executive office in Littleton, Colorado and a field office in Culiacan, Mexico. We believe these spaces are adequate for our current needs and that suitable space will be available to accommodate our future needs.

We also own three mineral exploration properties in Alaska, Arizona and Mexico. For details on these properties, please see the section entitled “Description of Our Mineral Properties” above.

Item 3.  Legal Proceedings.

We are not currently a party to any legal proceedings that have been or are currently being undertaken for or against us nor are we aware of any contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to our security holders to be voted upon during our fiscal year ended May 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our shares are currently trading on the OTC Bulletin Board under the symbol AULO. Our shares commenced trading on the OTC Bulletin Board on November 16, 2004 under the symbol FURR. On June 16, 2006, we changed our name to Aurelio Resource Corporation and effected a six and one-half (6.5) for one (1) forward stock split resulting in a new symbol.

The high and the low bid prices for our common shares for each quarter are not available from the OTC Bulletin Board. In order for the OTC Bulletin Board to report the high and low bid prices for a particular security, there must be three market makers for that security. During the period from the date our common shares were first traded on the OTC Bulletin Board to the end of our May 31, 2006 fiscal year, there was only one or two market makers for our common stock. As such, the OTC Bulletin Board has not reported the high or low bid prices for our common shares during the periods. As our common shares did not trade on the OTC Bulletin Board prior to November 16, 2004, no information is available for periods prior to that date.

Holders of our Common Stock

As of August 28, 2006, there were 21 registered shareholders of our common stock.

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

Recent Sales of Unregistered Securities

We did not sell any securities without registration under the Securities Act of 1933 during our fiscal year ended May 31, 2006.

Subsequent to our fiscal year ended May 31, 2006, on August 17, 2006, we issued 10,000,000 shares of our common stock without registration to the shareholders of Aurelio Resources Inc. pursuant to an exemption from registration as set out under Rule 506 of Regulation D to both accredited and non-accredited investors and pursuant to an exemption from registration as set out under Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering these securities. The following table sets out the purchasers of these 10,000,000 shares of common stock of our company:

Name	Number of Shares of Our Common Stock Acquired
Fred Warnaars 6373 S. Yates Court Littleton, CO 80123	6,000,000
International American Resources, Inc. 6373 S. Yates Court Littleton, CO 80123	800,000
Stephen Doppler 1696 Ajax Lane Evergreen, CO 80439	500,000
David C. Jonson 3082 S. Wheeling Way #410 Aurora, CO 80014	700,000
Jonson Management Inc. 3082 S. Wheeling Way #410 Aurora, CO 80014	800,000
David S. Johnson 740 Gilpin St. Denver, CO 80218	250,000
Hernandez Family Trust P.O. Box 61 Pearce, AZ 85625	200,000
Steve Stine 17055 East Dorado Circle Cenennial, CO 80015	250,000
Briner Group Holdings Inc. Suite 510, 999 West Hastings Street Vancouver, BC V6C 2W2	500,000
Total	10,000,000

Item 6. Management’s Discussion and Analysis or Plan of Operation.

You should read the following discussion of our financial condition and results of operations together with our audited financial statements and the related notes for the years ended May 31, 2006 and 2005 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in Item 1 – Description of Business – Risk Factors of this annual report.

Overview

We were incorporated in the State of Nevada on February 19, 2004 under the name Furio Resources Inc. We are an exploration stage company engaged in the exploration of mineral properties and we may also, from time to time, acquire additional mineral properties to explore. We have focused our efforts since incorporation acquiring mineral properties and carrying out exploration activities on those mineral properties.

We changed our name to Aurelio Resource Corp. effective June 16, 2006 and effected a six and one-half (6.5) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 487,500,000 shares of common stock with a par value of $0.001.

We continue to focus our efforts on the acquisition and exploration of mineral properties. To date, we have not discovered an economically viable mineral deposit on the mineral claims, and there is no assurance that we will discover one. A great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future development is determined.

We have no revenues, have experienced losses since inception, have no operations, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

Plan of Operations

Our plan of operations for the next twelve months involves implementation of phased exploration programs for our Alaska property, our Hill Copper Property and our Gavilanes Property.

We wish to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our mineral properties:

Hill Copper Property, Arizona:

We plan to acquire additional land through negotiations with private landholders and through staking “free” land. We anticipate that the Phase I work program will cost $110,000. We will need to raise additional funds in order to conduct these land acquisitions.

We also plan to conduct a small drill program of approximately 20 to 30 diamond drill holes on our current landholdings to confirm the previously identified resources and to test additional exploration targets with the goal of increasing the resource estimates. We anticipate that this drill program will cost $400,000 and take about seven to eight months to complete. We have budgeted $500,000 for Phase II of the recommended work program. We will need to raise additional funds in order to conduct this work program at our Hill Copper Property.

Gavilanes Property:

We plan to make the option payments due August 15, 2006 and February 15, 2007 in order to keep the Gavilanes Option in good standing. These two payments will total US$25,000. We will need to raise additional funds in order to make these option payments.

We plan to implement Phase I work for the Gavilanes Property. We will review and evaluate all the pertinent data available in Culiacan. We will follow-up with a field examination at the Gavilanes Property. Anticipated costs for this Phase I review are $20,000. We will need to raise additional funds in order to perform this review.

We plan to conduct a drilling program to test three of the best ten targets identified at the Gavilanes Property. Our goal is to identify an economic, bulk mineable, open pittable deposit with a total of 750 meters. We anticipate that this drill program will take one month to complete and is estimated to cost $100,000. We will need to raise additional funds in order to conduct this drill program.

If warranted by the results of Phase I and the initial drilling program, we will conduct a Phase II drill program consisting of seven holes for a total of 1,750 meters. We estimate the cost of Phase II to be $270,000 and take three to four months to complete. We will need to raise additional funds in order to conduct the Phase II work program.

Lake Iliamna Property, Alaska:

We plan to repeat certain portions of the induced polarization survey conducted in Phase I in order to gather data before making a decision to move to phase two. The cost to repeat Phase I is budgeted at $35,000 and additional funds will have to be raised in order to conduct this work program planned for the summer of 2006 or summer of 2007.

If warranted by the results of Phase I, we intend to proceed with Phase II of our recommended exploration program. Phase II will consist of detailed follow-up geological mapping and prospecting of the claim area, with grid controlled geochemical and geophysical surveys as required to cover areas of specific interest as identified in phase one. Phase II is intended to identify the geological environment underlying the mineral claims and a detailed mineralization map to scale should be produced. Phase II is estimated to cost $23,000. We will have to raise additional funding in order to conduct the phase two program. If we obtain the necessary financing, we anticipate that phase two would be conducted during the summer of 2007 and would take approximately six weeks to complete.

General Operating Expenses

We anticipate spending approximately $5,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $60,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees of $2,500 to the State of Alaska, maintaining an office in Littleton, Colorado and maintaining a field office in Culiacan, Mexico, and general office expenses.

The following discussion should be read in conjunction with the pro form financial statements accompanying this Form 10-KSB. At May 31, 2006, we had cash on hand of $2,521 and a working capital deficit of $15,855. Our cash and working capital will not be sufficient to enable us to pay for the costs of our general and administrative expenses or even allow us to undertake any of the recommended work programs. We will have to raise additional capital in order to pay our anticipated general and administrative expenses. Our ability to complete the next phases of our recommended work programs will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

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

Cash Requirements

For the next 12 months we plan to continue to explore for base and precious metals on our Alaska Property, our Hill Copper Property in Arizona, and our Gavilanes Property in Mexico. The budget for exploration and development of these properties is $1,303,000.

We will require additional funds to implement our exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our exploration program.

In order to proceed with our plans, we plan to raise additional funds by way of private placements of equity securities in our company.

Results of Operations

We have had no operating revenues since our inception on February 19, 2004, through to May 31, 2006.

For the year ended May 31, 2006, we incurred operating costs of $36,750. These operating costs included $29,026 in professional fees for the ongoing legal and accounting costs of the quarterly and annual filings. We also incurred mineral property expenditures during the year ended May 31, 2006, of $6,430, which included a $2,500 annual rental fee to the State of Alaska to extend the mineral claims to September 1, 2006. The mineral property expenditures also included the final costs of the phase one work program conducted in the summer of 2005.

During the comparative period in 2005, we incurred operating costs of $60,698, including professional fees of $23,576 related to the preparation of our Form SB-2 and $35,629 in mineral property expenditures primarily dealing with the first phase of exploration on our Alaskan mineral claims.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our continuing geological exploration program and continued professional fees that we anticipate incurring as we are now a reporting company with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

At May 31, 2006, we had cash on hand of $2,521 and a working capital deficit of $15,855.

We anticipate that our cash and working capital will only be sufficient to enable us to pay for the costs of our general and administrative expenses for the current month. Accordingly, our ability to complete the our ongoing exploration activities and our next phases of the recommended work programs will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

During the next twelve-month period, we anticipate that we will not generate any revenue. Therefore, we must obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the next phase of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund the next phases of our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of the work program. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Cash used in operating activities was $48,816 for the year ended May 31, 2006, which reflects the costs of our operations for the period, as compared with cash used in operating activities of $35,437 during the year ended May 31, 2005.

We have funded our business to date from sales of our common stock. Gross proceeds from the sale of our common shares during the period from inception, on February 19, 2004, through to May 31, 2006, totaled $96,200 all of which was receipted by the year ended May 31, 2004.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuance of additional shares will result in dilution to our existing shareholders. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the mineral claims and our venture will fail.

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

Item 7. Financial Statements.

Our audited financial statements for the year ended May 31, 2006, are described below:

(a)	Report of Independent Registered Public Accounting Firm

(b)	Balance Sheet as at May 31, 2006

(c)	Statements of Operations for the years ended May 31, 2006 and 2005 and the period from inception (February 19, 2004) to May 31, 2006

(d)	Statement of Stockholders' Equity (Deficit) for the period from inception (February 19, 2004) to May 31, 2006

(e)	Statements of Cash Flows for the years ended May 31, 2006 and 2005 and the period from inception (February 19, 2004) to May 31, 2006

(f)	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Aurelio Resources Corporation (formerly Furio Resources, Inc.) (An Exploration Stage Company)

We have audited the accompanying balance sheet of Aurelio Resources Corporation as of May 31, 2006, and the related statements of operations, stockholders’ equity and cash flows from inception (February 19, 2004) to May 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Aurelio Resources Corporation as of May 31, 2005 were audited by other auditors whose report dated July 19, 2005 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Aurelio Resources Corporation as of May 31, 2006 and the results of operations and cash flows from inception (February 19, 2004) to May 31, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of $36,750 for the year ended May 31, 2006, and has an accumulated deficit of $112,055 at May 31, 2006. At May 31, 2006, total liabilities exceeded total assets by $15,855. These factors, and others discussed in Note 2, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Mason Russell West, LLC
Littleton, CO
August 21, 2006

Aurelio Resources Corporation
(formerly Furio Resources Inc.)
(An Exploration Stage Company)
Balance Sheet

May 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$2,521
Deferred tax asset, less valuation allowance of $39,219	-
Total Assets	$2,521
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$18,376
Total Current Liabilities	18,376
Commitments and Contingencies (Notes 2 and 4)
Stockholders’ Deficit
Common stock, $0.001 par value; 487,500,000 shares authorized, 31,401,500 issued and outstanding	31,402
Additional paid-in capital	64,798
Deficit accumulated during the exploration stage	(112,055)
Total Stockholders’ Deficit	(15,855)
Total Liabilities and Stockholders’ Deficit	$2,521
The accompanying notes are an integral part of these financial statements.

Aurelio Resources Corporation
(formerly Furio Resources Inc.)
(An Exploration Stage Company)
Statements of Operations

	Cumulative amounts from inception (February 19, 2004) to May 31, 2006	Year ended May 31, 2006	Year ended May 31, 2005
EXPENSES
Bank charges	$401	$134	$182
Mineral property expenditures	50,124	6,430	35,629
Office expenses	1,364	660	451
Professional and filing fees	58,806	29,026	23,576
Transfer agent	1,675	500	1,175
Loss before interest income	(112,370)	(36,750)	(61,013)
Interest income	315	-	315
Loss before income taxes	(112,055)	(36,750)	(60,698)
Provision for income taxes	-	-	-
Net loss	$(112,055)	$(36,750)	$(60,698)
Basic and diluted net loss per share		$(0.00)	$(0.00)
Weighted average number of shares of common stock outstanding		31,401,500	31,401,500
The accompanying notes are an integral part of these financial statements.

Aurelio Resources Corporation
(formerly Furio Resources Inc.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance, February 19, 2004 (date of inception)	–	$ –	$ –	$ –	$ –

Common stock issued for cash at $0.002 per share, March 2004	13,000,000	13,000	7,000	–	20,000

Common stock issued for cash at $0.004 per share, April 2004	18,200,000	18,200	51,800	–	70,000

Common stock issued for cash at $0.03 per share, May 2004	201,500	202	5,998	–	6,200
Net loss	–	–	–	(14,607)	(14,607)
Balance, May 31, 2004	31,401,500	$ 31,402	$ 64,798	$ (14,607)	$ 81,593
Net loss	–	–	–	(60,698)	(60,698)
Balance, May 31, 2005	31,401,500	$ 31,402	$ 64,798	$ (75,305)	$ 20,895
Net loss	–	–	–	$ (36,750)	(36,750)
Balance, May 31, 2006	31,401,500	$ 31,402	$ 64,798	$ (112,055)	$ (15,855)
The accompanying notes are an integral part of these financial statements.

Aurelio Resources Corporation
(formerly Furio Resources Inc.)
(An Exploration Stage Company)
Statements of Cash Flows

	Cumulative amounts from inception (February 19, 2004) to May 31, 2006	Year ended May 31, 2006	Year ended May 31, 2005
Cash flows from operating activities
Net loss	$ (112,055)	$ (36,750)	$ (60,698)
Change in liabilities:
Increase in accounts payable and accrued liabilities	18,376	(12,066)	25,261
Net cash used in operating activities	(93,679)	(48,816)	(35,437)
Cash flows from investing activities
Redemption of redeemable short-term investment (uninsured)	-	-	65,000
Net cash provided by investing activities	-	-	65,000
Cash flows from financing activities
Proceeds from issuing common stock	96,200	-	-
Net cash provided by financing activities	96,200	-	-
Change in cash and cash equivalents for the period	2,521	(48,816)	29,563
Cash and cash equivalents, beginning of period	–	51,337	21,774
Cash and cash equivalents, end of period	$ 2,521	$ 2,521	$ 51,337
Cash paid during the period for interest	$ –	$ –	$ –
Cash paid during the period for income taxes	$ –	$ –	$ –
The accompanying notes are an integral part of these financial statements.

Aurelio Resources Corporation
(formerly Furio Resources Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2006

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

On April 27, 2006, and amended on June 9, 2006, July 13, 2006 and July 21, 2006, the Company entered into an agreement to acquire all of the shares of Aurelio Resources Inc. (“Aurelio Inc.”), a privately-owned Colorado corporation engaged in mineral exploration. Aurelio Inc. has interest and rights to various mineral exploration properties in Arizona and Mexico.

On June 16, 2006, and subsequent to the year ended May 31, 2006, the Company changed its name to Aurelio Resources Corporation and effected a six and one-half (6.5) for one (1) forward stock split of its authorized, issued and outstanding common stock. Except as otherwise stated, all references to shares and prices per share have been adjusted to give retroactive effect to the stock split.

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

May 31, 2006
Deficit accumulated during the exploration stage	$ 112,055
Working capital deficit	15,855

3. SIGNIFICANT ACCOUNTING POLICIES

The financial statements are stated in US dollars. Significant accounting policies adopted by the Company are as follows:

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Aurelio Resources Corporation
(formerly Furio Resources Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2006

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

Aurelio Resources Corporation
(formerly Furio Resources Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2006

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

Aurelio Resources Corporation
(formerly Furio Resources Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2006

4. MINERAL PROPERTY

During the period from inception (February 19, 2004) to May 31, 2004, the Company staked, through its agent Alaska Earth Resources, Inc., mining claims located in the Iliamna Recording District of Southwestern Alaska. As the claims do not contain any known reserves, the acquisition costs were expensed during the respective periods. By September 1, 2006, the Company must complete $10,000 in annual labor or exploration expenditures on the mineral claims and file confirmation of work with the applicable mining recording office of the State of Alaska or make payment in lieu. In addition, by September 1, 2006, the Company must make payment to the State of Alaska of an annual rental fee of $2,500 for the mineral claims, to keep the claims in good standing.

5. RELATED PARTY TRANSACTIONS

During the period from inception (February 19, 2004) to May 31, 2004, the Company issued 13,000,000 shares of its common stock for proceeds of $20,000 to officers and directors of the Company.

This transaction was in the normal course of operations and was measured at the exchange value which represented the amount of consideration established and agreed to by related parties.

6. INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:
May 31, 2006
Net loss	$ (36,750)
Expected income tax recovery	$ 12,863
Unrecognized current benefit of operating losses	(12,863)
Total income taxes	$ -
The Company’s total future income tax asset is as follows:
May 31, 2006
Tax benefit of net operating loss carryforward	$ 39,219
Valuation allowance	(39,219)
$ -

The Company has net operating loss carryforwards of approximately $112,055 available for deduction against future years’ taxable income. The valuation allowance increased to $39,219 during the period ended May 31, 2006, since the realization of the net operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change. The operating loss carryforwards will expire in 2026.

7. FINANCIAL INSTRUMENTS

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

Aurelio Resources Corporation
(formerly Furio Resources Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2006

8. SEGMENT INFORMATION

The Company operates in three reportable segments, being the exploration of mineral properties in Alaska, Arizona and Mexico.

9. SUBSEQUENT EVENTS

Subsequent to the year ended May 31, 2006, the Company changed its name to Aurelio Resources Corporation and effected a six and one-half (6.5) for one (1) forward stock split its authorized, issued and outstanding common stock. Except as otherwise stated, all references to shares and prices per share have been adjusted to give retroactive effect to the stock split.

On August 17, 2006, and subsequent to the year ended May 31, 2006, the Company closed the share purchase agreement with Aurelio Resources Inc. (“Aurelio Inc.”), a privately-owned Colorado corporation engaged in mineral exploration. Aurelio Inc. has interest and rights to various mineral exploration properties in Arizona and Mexico. In consideration, the Company issued 10,000,000 common shares to the former shareholders of Aurelio Inc. As part of the transaction, two former officers and directors of the Company returned 12,965,000 common shares held by them to the Company for cancellation. After giving effect to the issuance of 10,000,000 common shares to the former shareholders of Aurelio Inc. and the cancellation of the 12,965,000 common shares, the Company now has 28,436,500 common shares issued and outstanding.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

We engaged Mason Russell West, LLC, Certified Public Accountants, of Littleton, Colorado, as our principal independent auditors effective August 9, 2006. Our former principal independent auditors were Dohan and Company, Certified Public Accountants. Concurrent with the appointment of Mason Russell West, LLC Certified Public Accountants, Dohan and Company, Certified Public Accountants resigned as our principal independent auditors effective August 9, 2006. The decision to change principal independent auditors has been approved by our board of directors.

The report of Dohan and Company, Certified Public Accountants dated July 19, 2005 on our balance sheet for the year ended May 31, 2005, the related statement of stockholders’ equity for the period from February 19, 2004 (inception) to May 31, 2005 and the related statements of operations and cash flows for each of the years ended May 31, 2005 and 2004 and for the period from February 19, 2004 (inception) to May 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.

In connection with the audit of the year ended May 31, 2005 and the period from February 19, 2004 (inception) to May 31, 2005 and during the subsequent interim period through to the date of their resignation, there were no disagreements with Dohan and Company, Certified Public Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Dohan and Company, Certified Public Accountants would have caused them to make reference thereto in their reports on our audited financial statements.

Item 8A.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2006, being the date of our most recently completed fiscal year. Based on his evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer believes that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

During our most recently completed fiscal year ended May 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As of August 28, 2006, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dr. Frederik Warnaars	President, Chief Executive Officer, Chief Financial Officer, Treasurer and a Director	70	August 17, 2006
David C. Jonson	Vice-President of Exploration and a Director	76	August 17, 2006
Stephen Doppler	Chairman of the Board of Directors and a Director	49	August 17, 2006

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Currently there are three seats on our board of directors. Currently, our directors receive no compensation for their services. The officers of our company are appointed by our board of directors and serve until their successors are appointed by the board of directors or until their death, resignation or removal from office.

Business Experience

The following is a brief account of the education and business experience of each of our directors, executive officers and key employees during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Dr. Frederik Warnaars, President, Chief Executive Officer, Chief Financial Officer and a Director

Dr. Warnaars is the President, Chief Executive Officer, Chief Financial Officer and a Director of our Company. Dr. Warnaars has accumulated over thirty-one years of experience in geology and the management of exploration and development teams. Since 1993, Dr. Warnaars founded International American Resources Inc. and Minera Holmex S.A. de C.V. through which Dr. Warnaars was able to acquire exploration properties, and to provide services to various companies including MIM (Australia), Apex Silver Mines Ltd., Queenstake and others. From 1988 to 1993, Dr. Warnaars acted as a senior staff geologist for Cyrus Mineral Company, as well as manager of Cyprus Minera de Honduras, for which he discovered or identified major precious metal and base metal deposits. From 1986 to 1988, Dr. Warnaars was an Associate with Behre Dolbear Riverside & Company where he discovered a new disseminated gold deposit in Ecuador.

From 1976 to 1985, Dr. Warnaars was engaged with Exxon Minerals Company in various roles: senior supervisory geologist and acting general manager with Esso in Papua, New Guinea; senior staff explorationist in New York; supervisory geologist and geology manager at the Loas Bronces Expansion project in Chile; and staff geologist for Esso Eastern inc. in Texas. From 1969 to 1976, Dr. Warnaars was engaged as a geologist with Kennecott Copper Corporation. From 1965 to 1969, Dr. Warnaars was an assistant professor of geochemistry and geophysics at the University of Utrecht, Netherlands.

Dr. Warnaars earned a Doctorate in Petrology from the University of Leyden, Netherlands, in 1967. In addition to being fluent in English, Dr. Warnaars is also fluent in several other languages including Spanish, French, German and Dutch. Since 1966, Dr. Warnaars has also published many articles concerning economic geology.

David C. Jonson, Vice-President of Exploration and a Director

Mr. Jonson is the Vice-President and a director of our Company. Mr. Jonson has amassed over forty-four years of experience as a mining geologist, half of which were spent in management and the other half as a geological consultant. Since 1977, Mr. Jonson has provided consulting services to various clients during which he has made field or office evaluations of over 600 prospects, mines and mining districts and has discovered or identified numerous large, attractive precious and base metal prospects, prepared several bankable feasibility studies, and designing computerized mining models.

From 1974 to 1976, Mr. Jonson acted as Vice President and District Exploration Manager (covering six western states) for Freeport Exploration Co. From 1969 to 1974, Mr. Jonson was engaged as an assistant manager and subsequently as manager (North American operations) for Midwest Oil Corp. From 1956 to 1969, Mr. Jonson acted as a senior geologist and project manager for Climax Molybdenum Co. From 1955 to 1956, Mr. Jonson was employed as a mine geologist for Newmont Mining Corp.

After spending two years with the U.S. Army Corps of Engineers, Mr. Jonson earned a Master of Sciences in Geology from the Colorado School of Mines in 1955. Mr. Jonson is a Fellow with the Society of Economic Geologists.

Stephen Doppler, Chairman of the Board of Directors and a Director

Mr. Doppler is the Chairman and a director of our Company. Mr. Doppler has worked in the mining industry for nearly 20 years. Since 1999, Mr. Doppler has acted as the managing director of Doppler & Associates of Colorado, a consulting firm specializing in reverse takeovers and other corporate transactions involving OTC-BB companies. From 1996 to 1999, Mr. Doppler acted as President, CEO and Chairman of Adamas Resources Corp., a junior resource company listed on the TSX Venture Exchange, where he designed and successfully implemented a turn around strategy for the company. From 1994 to 1996, Mr. Doppler has provided advisory services in the area of mergers and acquisitions to international mining companies. From 1979 to 1994, Mr. Doppler provided consulting services in the resource sector, including assessing the fair market value of a Venezuelan firm’s international subsidiaries, designing a long range strategic plan for the creation of a leading zinc producer, and preparing fair market evaluations, appraisals and optimization studies for development stage and operating stage companies with copper, gold and silver projects.

Mr. Doppler earned a Master of Sciences in Mineral Economics from the Colorado School of Mines, and a Bachelor of Arts (Geology) and a Bachelor of Arts (Economics) from Bates College in Maine.

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

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended May 31, 2006, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiary, Aurelio Resources Inc, were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Frederik Warnaars	1(1)	1	Nil
Stephen Doppler	1(1)	1	Nil
David Jonson	1(1)	1	Nil

(1) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 - Statement of Changes in Beneficial Ownership.

Family Relationships

There are no family relationships among our directors or officers.

Item 10.  Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period from our inception through May 31, 2006.

Name	Title	Year	Annual Compensation			Long Term Compensation
			Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Paul Fong (1)	President, CEO, Treasurer and Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
		2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
		2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Patrick McGrath (1)	CFO, Secretary and Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
		2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
		2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Frederik Warnaars (1)	President, CEO, CFO, Treasurer and Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
		2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
		2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Stephen Doppler (1)	Corporate Secretary and Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
		2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
		2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David C. Jonson (1)	Vice President of Exploration and Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
		2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
		2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) On August 17, 2006, Dr. Frederik Warnaars was appointed President, CEO, CFO, Treasurer and a director, Mr. Stephen Doppler was appointed as our Corporate Secretary and a director, Mr. David Jonson was appointed Vice President of exploration and a director, and both Mr. Paul Fong and Mr. Patrick McGrath resigned as officers and directors of our company.

Since our inception, no compensation has been awarded to, earned by or paid to our executive officers or directors by us or any other person, nor have we granted any stock options or stock appreciation rights to our executive officers or directors.

We do not have any long-term incentive plans, pension plans or similar compensatory plans for our officers or directors.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through May 31, 2006. We have also not granted any stock options to the executive officers since May 31, 2006. We intend to grant stock options to our executive officers in the future as described below under “Employment Contracts”.

Employment Contracts

Effective August 17, 2006, we entered into consulting agreements with each of our executive officers. The terms of these consulting agreements are discussed below.

Effective August 17, 2006, we entered into a consulting agreement with International American Resources Inc., a corporation wholly-owned by Dr. Frederik Warnaars. Under the terms of this agreement, International American Resources Inc. contracted to supply the services of Dr. Warnaars as President and CEO of our company for a period of two years, subject to annual renewal. For the provision of these consulting services, we will pay International American Resources Inc. $5,000 monthly for the consulting services provided. We will also grant 100,000 options to International American Resources Inc.

Effective August 17, 2006, we entered into a consulting agreement with Jonson Management Company, a corporation wholly-owned by David Jonson. Under the terms of this agreement, Jonson Management Company contracted to supply the services of Mr. Jonson as a consultant to our company for a period of two years, subject to annual renewal. Jonson Management Company will, through Mr. Jonson, provide assistance and guidance to Aurelio Resource Corporation and its subsidiaries in acquiring, developing and operating our mineral properties and projects, and to contact and negotiate with the owners of suitable mineral properties for potential acquisition by our company. For the provision of these consulting services, we will pay Jonson Management Company $5,000 monthly for the consulting services provided. We will also grant 100,000 options to Jonson Management Company.

Effective August 17, 2006, we entered into a consulting agreement with Salzburg Holdings LLC, a corporation wholly-owned by Stephen Doppler. Under the terms of this agreement, Salzburg Holdings LLC agreed to supply the services of Mr. Doppler, on a part-time basis, as a consultant to our company for a period of two years, subject to annual renewal. Salzburg Holdings LLC will, through Mr. Doppler, provide assistance and guidance to our company, and to our subsidiaries, in acquiring, developing and operating our mineral properties and projects, and contacting and negotiating with the owners of suitable mineral properties for potential acquisition by our company. For the provision of these consulting services, we will pay Salzburg Holdings LLC the amount of US$43.75 per hour of consulting services provided. We will also grant 100,000 options to Salzburg Holdings Inc.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of August 28, 2006, and by the officers and directors, individually and as a group. All shares are owned directly.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Dr. Frederik Warnaars (2)(3) 6373 S. Yates Court, Littleton, CO 80123	6,800,000(4)	23.91%
David C. Jonson (2)(5) 3082 S. Wheeling Way #410, Aurora, CO 80014	1,500,000(6)	5.27%
Stephen Doppler (2)(7) 1696 Ajax Lane, Evergreen, CO 80439	500,000	1.76%
Directors and Executive Officers as a Group	8,800,000	30.95%

(1)	Based on 28,436,500 shares of common stock issued and outstanding as of August 28, 2006, after giving effect to the acquisition of Aurelio Resources Inc. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	This individual is a director of our company.

(3)	Dr. Warnaars is also the President, Chief Executive Officer, Chief Financial Officer and Treasurer of our company.

(4)	800,000 of these common shares are held by International American Resources, Inc., a wholly-owned corporation of Dr. Frederik Warnaars.

(5)	Mr. David Jonson is the Vice President of Exploration of our company.

(6)	800,000 of these common shares are held by Jonson Management Co., a wholly-owned corporation of David Jonson.

(7)	Mr. Stephen Doppler is the Chairman of the Board of Directors of our company.

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

On August 17, 2006 we completed the acquisition of all of the issued and outstanding common stock of Aurelio Resources Inc., a privately-owned Colorado corporation engaged in mineral exploration. We issued 10,000,000 shares of our common stock to the former shareholders of Aurelio Resources Inc. in exchange for 10,000,000 common shares of Aurelio Resources Inc., being all of the issued and outstanding common stock of Aurelio Resources Inc.

Aurelio Resources Inc. did not have a business relationship with our company. Our new directors, Dr. Frederik Warnaars, Stephen Doppler and David Jonson, were all directors of Aurelio Resources Inc. Dr. Frederik Warnaars, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director, and Stephen Doppler, our Vice-President of Exploration and a director, were responsible for acquiring the Hill Copper Property for Aurelio Resources Inc. Dr. Frederik Warnaars, Stephen Doppler and David C. Jonson will remain directors and officers of Aurelio Resources Inc. for the foreseeable future.

On March 29, 2004, Paul Fong, our former Chief Executive Officer, President, Treasurer and director, and Patrick McGrath, our former Chief Financial Officer, Secretary and director, each acquired 6,500,000 shares of our common stock at a price of $0.002 per share. On August 17, 2006, Mr. Fong and Mr. McGrath returned an aggregate of 12,965,000 shares of our common stock (post forward-split) to us for cancellation. After giving effect to the cancellation of these 12,965,000 common shares and the issuance of 10,000,000 common shares to the former shareholders of Aurelio Resources Inc., we now have 28,436,500 common shares issued and outstanding, and our former control group of Mr. Fong and Mr. McGrath now own 35,000 shares of our common stock, constituting only 0.12% of our issued and outstanding common stock.

During the period from inception of Aurelio Resources Inc. to February 28, 2006, Aurelio Resources Inc accepted subscriptions for 2,250,000 shares of its common stock in exchange for certain mineral rights. The following table shows who subscribed for these shares on February 28, 2006:

Shareholder	Number of Shares	Property Vended In
Fred Warnaars	350,000	Gavilanes Property Option
International American Resources, Inc.	400,000	Gavilanes Property Option
David Jonson	350,000	MAN claims, Hill Copper Property
Jonson Management	400,000	MAN claims, Hill Copper Property
Stephen Doppler	250,000	Uranium Property, Nevada
Salzburg Holdings LLC	500,000	Uranium Property, Nevada
Total	2,250,000

On May 2, 2006, Aurelio Resources Inc. accepted subscriptions for another 2,250,000 of its common stock in exchange for certain mineral rights. The following table shows who subscribed for these shares on May 2, 2006:

Shareholder	Number of Shares	Property Vended In
Fred Warnaars	350,000	Gavilanes Property Option
International American Resources, Inc.	400,000	Gavilanes Property Option
David Jonson	350,000	MAN claims, Hill Copper Property
Jonson Management	400,000	MAN claims, Hill Copper Property
Stephen Doppler	250,000	Uranium Property, Nevada
Salzburg Holdings LLC	500,000	Uranium Property, Nevada
Total	2,250,000

Of these subscriptions for shares of common stock listed above, certain subscriptions for an aggregate of 1,500,000 shares of common stock was accepted in exchange for a quitclaim deed to uranium mining property in Nevada. Because the related party did not have legal rights to the deeds, he reduced his subscriptions to 500,000 shares of Aurelio Resources Inc. common stock. On July 28, 2006, and as a result of an increase in the authorized common stock, Aurelio Resources Inc. approved and ratified the share subscriptions received since incorporation and issued 4,700,000 shares of common stock to the various subscribers.

Aurelio Resources Inc. also mistakenly reimbursed a related party $10,320 for filing fees related to the Nevada property. This related party has repaid the $10,320 to Aurelio Resources Inc.

On August 26, 2005, Aurelio Resources Inc. acquired from Minera Holmex S.A. de C.V. an option to acquire a 100% interest in 3 mining claims/concessions covering approximately 1,000 hectares in Durango, Mexico. Minera Holmex S.A. de C.V. is a company wholly-owned by Dr. Frederik Warnaars. In consideration for the option, Aurelio Resources Inc. paid Minera Holmex an amount equal to the taxes in arrears for the years 2001 and 2002 and the aggregate sum of P$63,536 Mexican Pesos plus late payment penalties (approximately US$6,100). Aurelio Resources Inc. also paid the sum of US$5,000 to Minera Holmex S.A. de C.V. as of February 1, 2006 in accordance with the option’s provisions. To maintain the option in good standing, we will need to make the following payments to Minera Holmex S.A. de C.V. The payment schedule can be found under the heading “Description of Our Mineral Properties” above.

On July 28, 2006, Aurelio Resources Inc. issued 5,300,000 shares of its common stock to Dr. Frederik Warnaars at the price of $0.001 per share for an aggregate of $5,300 in cash and services rendered.

We have no policy regarding entering into transactions with affiliated parties.

Item 13. Exhibits.

Number    Description

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

3.3	Specimen Stock Certificate (2)

10.1	Mining Quitclaim Deed (1)

10.2	Mineral Exploration Management Service Agreement between Alaska Earth Sciences, Inc. and Furio Resources Inc. dated March 7, 2005 (3)

10.3	Geophysical Survey Agreement between SJ Geophysical Ltd. and Furio Resources Inc. dated May 5, 2005 (4)

10.4	Agreement between Aurelio Resources Inc. and Furio Resources Inc. dated April 27, 2006 (5)

10.5	Amended Agreement between Aurelio Resources Inc. and Furio Resources Inc. dated June 9, 2006 (6)

10.6	Amended Agreement between Aurelio Resources Inc. and Aurelio Resource Corporation dated July 13, 2006 (7)

10.7	Consulting Agreement among Aurelio Resource Corp., International American Resources Inc. and Dr. Frederik Warnaars dated August 9, 2006. (8)

10.8	Consulting Agreement among Aurelio Resource Corp., Jonson Management Company and David C. Jonson dated August 9, 2006. (8)

10.9	Consulting Agreement among Aurelio Resource Corp., Salzburg Holdings Inc. and Stephen Doppler dated August 9, 2006. (8)

14.1*	Code of Ethics

16.1	Letter dated August 10, 2006 from Dohan and Company, CPA, independent registered public accountants regarding our change in independent registered public accounting firms (9)

21	Subsidiaries: Aurelio Resources Inc. and Minera Milenium S.A. de C.V.

31.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1)	Incorporated by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission on July 9, 2004.

(2)	Incorporated by reference to the Company’s Form 8-A filed with the Securities and Exchange Commission on September 10, 2004.

(3)	Incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on April 5, 2005.

(4)	Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on July 27, 2005.

(5)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 2, 2006.

(6)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2006.

(7)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2006.

(8)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 23, 2006.

(9)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 11, 2006.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed or accrued for the two most recently completed fiscal years ended May 31, 2006 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2006	Year Ended May 31, 2005
Audit Fees	$15,900	$13,050
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,900	$13,050

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURELIO RESOURCES CORPORATION

By: /s/ Frederik Warnaars

Frederik Warnaars, President, Chief Executive Officer
(Principal Executive Officer),
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer), Treasurer, and Director

Date: August 28, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frederik Warnaars as his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of them, or of their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frederik Warnaars
Frederik Warnaars	President, Chief Executive Officer, Chief Financial Officer and Director	August 28, 2006

/s/ Stephen Doppler
Stephen Doppler	Chairman and Director	August 28, 2006

/s/ David Jonson
David Jonson	Director	August 28, 2006