Form 10QSB
period 2006-08-31
AURELIO RESOURCE CORP
filed 2006-10-23
CIK 1295803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number 000-50931

AURELIO RESOURCE CORPORATION
(Exact name of small business issuer as specified in its charter)
Nevada	33-1086828
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Suite 200, 5554 South Prince Street, Littleton, Colorado, 80120
(Address of principal executive offices)
303.795.3030
(Issuer’s telephone number)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,436,500 common shares issued and outstanding as of October 10, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended August 31, 2006 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

3 AURELIO RESOURCE CORPORATION (An Exploration Stage Company) CONSOLIDATED BALANCE SHEET August 31, 2006
ASSETS
Current assets
Cash	$316,776
Total current assets	316,776
Hope mining claims deposit	10,000
Property and equipment, net	3,064
13,064
Total Assets	$329,840
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$71,401
Accounts payable related parties	39,963
Stock subscription payable	327,500
Advance on investment	103,150

Total current liabilties	542,014
Total Liabilities	542,014
Stockholders’ Equity
Common stock, $.001 par value;
487,500,000 shares authorized;
28,436,500 issued and outstanding	28,437
Additional paid in capital	(83,923)
Accumulated deficit	(156,688)

Total Stockholders’ Equity	(212,174)
Total Liabilities and Stockholders’ Equity	$329,840

The accompanying notes are an integral part of the consolidated financial statements.

4 AURELIO RESOURCE CORPORATION (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
	Feb. 19, 2004
	(Inception)	Three Months	Three Months
	Through	Ended	Ended
	Aug. 31, 2006	Aug. 31, 2006	Aug. 31, 2005
Revenue	$-	$-	$-
Expenses:
Bank charges	538	137	68
General and administrative	16,218	16,218
Mineral property expenditures	51,749	1,625	1,786
Office expenses	3,263	1,899	-
Professional and filing fees	81,508	22,702	5,390
Transfer agent	1,675
Travel	1,096	1,096
	156,047	43,677	7,244
Loss from operations	(156,047)	(43,677)	(7,244)
Other income (expense)
Interest expense	315
Income (loss) before provision for income tax	(155,732)	(43,677)	(7,244)
Provision for income tax	-	-	-
Net income (loss)	$(155,732)	$(43,677)	$(7,244)
Other comprehensive income (loss) - net of tax
Foreign currency translation gains (losses)	(956)	(956)
Comprehensive loss	$(156,688)	$(44,633)	$(7,244)
Net income (loss) per share
(Basic and fully diluted)		$(0.00)	$(0.00)

Weighted average number of common shares outstanding		20,103,167	31,401,500

The accompanying notes are an integral part of the consolidated financial statements.

5 AURELIO RESOURCE CORPORATION (An Exploration Stage Company) CONSOLIDATED STATEMENT OF CASH FLOWS
	Feb. 19, 2004
	(Inception)	Three Months	Three Months
	Through	Ended	Ended
	Aug. 31, 2006	Aug. 31, 2006	Aug. 31, 2005
Cash Flows From Operating Activities:
Net income (loss)	$(156,688)	$ (44,633)	$ (7,244)
Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Accounts payable and accrued liabilities	71,401	53,025	(18,814)
Depreciation	56	56
Other assets	(10,000)	(10,000)
Accounts payable related parties	39,963	39,963
Net cash provided by (used for)
operating activities	(55,268)	38,411	(26,058)
Cash Flows From Investing Activities:
Purchase of fixed assets	(3,120)	(3,120)
Advance on investment	103,150	103,150
Net cash provided by (used for)
investing activities	100,030	100,030	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

(Continued From Previous Page)

	Feb. 19, 2004
	(Inception)	Three Months	Three Months
	Through	Ended	Ended
	Aug. 31, 2006	Aug. 31, 2006	Aug. 31, 2005
Cash Flows From Financing Activities:
Issuance of common stock	(55,486)	(151,686)
Stock subscription payable	327,500	327,500
Net cash provided by (used for)
financing activities	272,014	175,814	-
Effect of exchange rate changes on cash
Net Increase (Decrease) In Cash	316,776	314,255	(26,058)
Cash At The Beginning Of The Period	-	2,521	51,337
Cash At The End Of The Period	$ 316,776	$ 316,776	$ 25,279
Schedule Of Non-Cash Investing And Financing Activities
None
Supplemental Disclosure
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORP
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 19, 2004 (Inception) Through August 31, 2005

NOTE 1. HISTORY AND ORGANIZATION OF THE COMPANY

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

NOTE 2. GOING CONCERN

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

August 31, 2006
Deficit accumulated during the exploration stage	$156,688
Working capital deficit	$225,238

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (An Amendment of ARB No. 43, Chapter 4)”. SFAS 151 amends and clarifies financial accounting and reporting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company has adopted the provisions of SFAS No. 151 which are effective in general for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions (An Amendment of FASB Statements No. 66 and 67)”. SFAS 152 amends FASB 66 and 67 to reference the accounting and reporting guidance for real estate time-sharing transactions provided for in AICPA Statement of Position 04-2. of The Company has adopted the provisions of SFAS No. 152 which are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets (An Amendment of APB No. 29)”. SFAS 153 amends Opinion 29 to eliminate the fair value accounting exception for nonmonetary exchanges of similar productive assets, and replaces that exception with a general exception for nonmonetary assets that do not have commercial substance. The Company has adopted the provisions of SFAS No. 153 which are effective in general for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In March 2005, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS 123(r) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company has adopted the provisions of SFAS No. 123(r) which are effective in general for transactions entered into or modified after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company has adopted the provisions of SFAS No. 154, which are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. The Company has adopted the provisions of SFAS No. 155, which are effective in general for financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Company has adopted the provisions of SFAS No. 156, which are effective in general for an entity’s fiscal year beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

NOTE 4. RELATED PARTY TRANSACTIONS

As of August 31, 2006 the company owed $39,963 to related parties for various working capital advances.

NOTE 5. FINANCIAL INSTRUMENTS

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

NOTE 6. SEGMENT INFORMATION

The company operated in two reportable segments, these being the exploration of copper and gold mining properties.

NOTE 7. BUSINESS ACQUISITIONS

On July 5, 2006 the company acquired 98% of the outstanding stock Minera Milenium, S.A. de C.V. in a transfer of benefit from Aurelio Resources, Inc in a transaction accounted for as a business purchase. Aurelio Resources, Inc was not a related party at date of transfer. The net worth of Minera Milenium, S.A. de C.V. at fair value on July 5, 2006 was $(46).

On August 17, 2006 the company acquired Aurelio Resources, Inc. in a transaction accounted for as a business purchase, by issuing 10,000,000 shares for 100% of the outstanding stock of Aurelio Resources, Inc. The net worth of Aurelio Resources, Inc. measured at fair value on August 17, 2006 was $(141,410).

On May 15, 2006 our subsidiary, Aurelio Resources Inc., entered into a purchase and sale agreement with Hope Mining and Milling Company, an Arizona corporation, concerning the acquisition by Aurelio Resources Inc. of 30 patented mining claims known as Courtland Mines and located in Turqoise Mining District, Cochise County, Arizona. The purchase price for the subject property is $1,200,000.00. The purchase agreement requires a $250,000 down payment, of which $10,000 has been paid by way of earnest money leaving $240,000 due at closing. The remaining balance will be carried on an interest only payment 4 year term 6% straight line annual interest promissory note, with a balloon payment at the end of year 4. On September 11, 2006, Aurelio Resources Inc., another wholly owned subsidiary, Bolsa Resources Inc., and Hope Mining and Milling Company entered into an agreement amending the terms of the purchase agreement dated May 15, 2006. Pursuant to the amending agreement, Bolsa Resources Inc., an Arizona corporation, accepted the assignment from Aurelio Resources Inc. of all rights and obligations under the May 15, 2006 purchase and sale agreement. Pursuant to the May 15, 2006 purchase and sale agreement as assigned to Bolsa Resources Inc., Bolsa Resources Inc. completed the acquisition of 30 patented mining claims from Hope Mining and Milling Company on September 18, 2006, paying the initial instalment of $250,000, with the remainder of the overall purchase price of $1,200,000 to be financed over four years.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors” of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “Aurelio” mean Aurelio Resource Corporation, our wholly owned subsidiary, Aurelio Resources Inc., our wholly owned subsidiary, Bolas Resources Inc. and our 98% owned subsidiary, Mineral Milenium S.A. de C.V., unless otherwise indicated.

Overview

We are an exploration stage company engaged in the exploration of mineral properties and we may also, from time to time, acquire additional mineral properties to explore. Prior to the completion of the acquisition of Aurelio Resources Inc., we had a 100% interest in twenty-five mineral claims, subject to a 3% net proceeds interest to the State of Alaska. Upon our the completion of our acquisition of Aurelio Resources Inc., we now have, in addition to our Alaska property, 100% rights to mineral exploration and development in 13 mining claims in Arizona, and an option to earn a 100% interest in the mineral exploration and development of 3 mining claims/concessions covering approximately 1,000 hectares, in Durango, Mexico. We also acquired 30 patented claims in Cochise County, Arizona on September 18, 2006 from Hope Mining and Milling through our wholly owned subsidiary, Bolsa Resources Inc. We intend to explore these properties with a view to exploiting any mineral deposits we discover or selling or otherwise assigning the rights to do so.

Corporate History

We were incorporated on February 19, 2004, under the laws of the state of Nevada under the name “Furio Resources, Inc.” Effective June 16, 2006 we changed our name to Aurelio Resource Corporation and effected a six and one-half (6.5) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 487,500,000 shares of common stock with a par value of $0.001. Except as otherwise stated, all references to shares and prices per share have been adjusted to give retroactive effect to the stock split.

On August 17, 2006 we completed our acquisition of all of the issued and outstanding common stock of Aurelio Resources Inc., a privately-owned Colorado corporation engaged in mineral exploration, pursuant to an agreement we entered into with Aurelio Resources Inc. and its shareholders dated April 27, 2006, as amended on June 9, 2006 and further amended on July 13, 2006 and on July 21, 2006.

Acquisition of Hope Property – September, 2006

Our subsidiary, Aurelio Resources Inc., entered into a purchase and sale agreement, dated for reference May 15, 2006, with Hope Mining and Milling Company, an Arizona corporation, concerning the acquisition by Aurelio Resources Inc. of 30 patented mining claims known as Courtland Mines and located in Turqoise Mining District, Cochise County, Arizona. On September 11, 2006, Aurelio Resources Inc., another wholly owned subsidiary, Bolsa Resources Inc., and Hope Mining and Milling Company entered into an agreement amending the terms of the purchase agreement dated May 15, 2006. Pursuant to the amending agreement, Bolsa Resources Inc., an Arizona corporation, accepted the assignment from Aurelio Resources Inc. of all rights and obligations under the May 15, 2006 purchase and sale agreement. Pursuant to the May 15, 2006 purchase and sale agreement as assigned to Bolsa Resources Inc., Bolsa Resources Inc. completed the acquisition of 30 patented mining claims from Hope Mining and Milling Company on September 18, 2006, paying the initial instalment of $250,000, with the remainder of the overall purchase price of $1,200,000 to be financed over four years.

Our Current Business

As a result of our acquisition of Aurelio Resources Inc., we have indirectly acquired all of its assets. In particular, we have acquired properties in Arizona and a 98% interest in Minera Milenium S.A. de C.V., a company incorporated in Mexico which holds an option to acquire a 100% interest in a property in Mexico.

Hill Copper Property, Arizona

We are registered owner of a 100% interest in 13 mining claims on a mineral property located in southeastern Arizona, which we called the Hill Copper Property. In acquiring the Hill Copper Property, we acquired thirteen unpatented lode-mining claims (covering approximately 260 acres), staked on federal lands administered by the United States Bureau of Land Management. The unpatented mining claims are identified as MAN 1 through MAN 6, which are contiguous, and MAN 7 through MAN 13, which were staked on two occasions and which are all contiguous with one another.

The mining claims are in good standing with all regulatory authorities, and the mining claims are properly registered at Cochise County in Bisbee and the United States Bureau of Land Management in Phoenix, Arizona. The current annual maintenance fees are $125 per mining claim due on or before August 31st of each year.

Gavilanes Option

Since July 5, 2006, we own 98% of the issued and outstanding common shares of Minera Milenium S.A. de C.V., a company incorporated under the laws of Mexico. Minera Milenium S.A. de C.V. holds an option to earn a 100% undivided interest in certain mining claims/concessions situated in the Tamazula District, Durango, Mexico.

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

In consideration for granting the option to Aurelio Resources Inc., Aurelio Resources Inc. paid Minera Holmex an amount equal to the taxes in arrears for the years 2001 and 2002 and the aggregate sum of P$63,536 Mexican Pesos plus late payment penalties (approximately US$6,100). Minera Milenium paid the sum of US$5,000 to the Gavilanes property owner, Mr Modesto Rivas in accordance with the option’s provisions which was due on February 1, 2006.

To maintain the option in good standing, we will need to make the following payments to Minera Holmex S.A. de C.V. no later than the dates provided below:

Payment Due Date	Cash (US$)
February 15, 2007	$15,000
August 15, 2007	$15,000
February 15, 2008	$20,000
August 15, 2008	$20,000
February 15, 2009	$25,000
August 15, 2009	$25,000
February 15, 2010	$30,000
August 15, 2010	$30,000
February 15, 2011	$305,000
Total Payments	$490,000

The Gavilanes Property is subject to a 3% net smelter royalty in favour of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico. There are no provisions in the option whereby we can purchase all or a portion of the smelter royalty from Mr. Modesto Rivas Beltran.

The smelter royalty is payable only from the actual proceeds received by Minera Milenium from any mint, smelter, refinery or other purchaser from the sale of our ore, metals (including bullion) or concentrates produced from the Gavilanes Property and sold, or proceeds received from an insurer in respect of our mineral products, after deducting certain expenses related to certain costs to our company of the extraction, preparation and sale of our mineral products. The smelter royalty shall be paid to Mr. Modesto Rivas Beltran on a quarterly basis within 45 days of the end of each fiscal quarter.

Lake Iliamna Property, Alaska

By mineral staking in March 2004, we have acquired 100% interest in twenty-five mineral claims, subject to a 3% net smelter royalty to the State of Alaska on production on state lands. The staking was originally executed by Alaska Earth Resources, Inc., an Alaska geological company, acting as our agent. Shortly thereafter, we filed our certificate of authority to do business in the state of Alaska and the ownership of the claims was transferred from Alaska Earth Resources, Inc. to us. The mineral claims are located approximately 7.5 miles northwest of Lake Iliamna which is 215 miles south-west of Anchorage, Alaska. Each mineral claim entitles us to one quarter section of property reserved for mineral exploration that consists of 160 acres. The total area of the twenty-five mineral claims is approximately 4,000 acres or 6.25 square miles. The mineral claims are in good standing with the State of Alaska through to November 30, 2006.

Phase I of our mineral exploration work program was completed in May 2005, and consisted of an induced polarization and ground magnetic survey. The program took approximately ten days to complete and was estimated to cost approximately $30,000. Due to higher than expected costs for mobilization, demobilization and labor, we revised our estimated costs of phase one to approximately $34,000. Our consulting geophysics firm has recommended that the we repeat certain portions of the induced polarization survey conducted in phase one to gather better data before making a decision to move to Phase II. However, our ability to continue exploration of the mineral claims will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

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

We are interested in exploring for minerals such as copper, gold, silver and zinc on our properties but we are not restricting our exploration to any one type or select types of minerals. We may also seek to acquire other properties for mineral exploration in the United States, Mexico, Latin America or elsewhere.

Our objective is to pursue deposits of any type of mineral and to develop, sell or otherwise assign the rights to develop the properties if and when any commercially viable deposits of minerals are found on our properties.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

You should read the following discussion of our financial condition and results of operations together with our unaudited financial statements and the related notes for the three month period ended August 31, 2006 which appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

We have no revenues, have experienced losses since inception, have no operations, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

Plan of Operations

Our plan of operations for the next twelve months involves implementation of phased exploration programs for our Hill Copper Property, our Gavilanes Property, our Courtland Mines Property and our Alaska property.

We wish to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our mineral properties:

Hill Copper Property, Arizona

We plan to acquire additional land through negotiations with private landholders and through staking additional unpatented mining claims on “free” land. We anticipate that the Phase I work program will cost $110,000.

We also plan to conduct a small drill program of approximately 15 to 25 diamond drill holes on our current landholdings to confirm the previously identified resources and to test additional exploration targets with the goal of increasing the resource estimates. We have budgeted $500,000 for Phase II of the recommended work program.

Gavilanes Property

We plan to make the option payment of US$15,000 due February 15, 2007 in order to keep the Gavilanes Option in good standing.

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

Lake Iliamna Property, Alaska

We plan to repeat certain portions of the induced polarization survey conducted in Phase I in order to gather data before making a decision to move to Phase II. The cost to repeat Phase I is budgeted at $35,000 and is planned for the early summer of 2007.

If warranted by the results of Phase I, we intend to proceed with Phase II of our recommended exploration program. Phase II will consist of detailed follow-up geological mapping and prospecting of the claim area, with grid controlled geochemical and geophysical surveys as required to cover areas of specific interest as identified in Phase I. Phase II is intended to identify the geological environment underlying the mineral claims and a detailed mineralization map to scale should be produced. Phase II is estimated to cost $23,000. We anticipate that Phase II would be conducted during the middle of the summer of 2007 and would take approximately six weeks to complete.

We anticipate drilling a number of shallow core holes at a cost of $400,000 to confirm the drilling results of previous explorers and to test new exploration targets.

General Operating Expenses

We anticipate spending approximately $25,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $133,333 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees of $2,500 to the State of Alaska, maintaining an office in Littleton, Colorado and maintaining a field office in Culiacan, Mexico, and general office expenses.

At August 31, 2006, we had cash on hand of $316,776 and a working capital deficit of $225,238.

Over the next twelve months we intend to use our available funds to expand on the exploration and development of our leases, as follows:

Estimated Net Expenditures During the Next Twelve Months
General, Administrative and Corporate Expenses	$60,000
Phase I program on Hill Copper Property	110,000
Drill program on Courtland Mines Property	400,000
Phase II program on Hill Copper Property	500,000
Option payment due February 15, 2007 on Gavilanes Property	15,000
Phase I review of Gavilanes Property	20,000
Drilling program on Gavilanes Property	100,000
Phase II program on Gavilanes Property	270,000
Phase I program on Alaska Property	35,000
Phase II program on Alaska Property	23,000
Working Capital	67,000
Total	$1,600,000

As at August 31, 2006, we had $542,014 in current liabilities related to staged option payments for our Mexican Property. Our financial statements report a net loss of $43,677 for the three month period ended August 31, 2006 compared to a net loss of $7,244 for the three month period ended August 31, 2005. Our net cash used in operations for the three months ended August 31, 2006 was $43,677 compared to $7,244 used in the three months ended August 31, 2005. Our accumulated losses increased to $ 156,046 as of August 31, 2006. General, administrative and corporate expenses increased to $16,218 for the three month period ended August 31, 2006, as compared to nil for the three month period ended August 31, 2005 due to a significant increase in activities.

Our total liabilities as of August 31, 2006 were $542,014 as compared to total liabilities of $18,376 as of May 31, 2006. The increase was due to stock subscription payable, advance on investment and accounts payable.

Liquidity and Capital Resources

At August 31, 2006, we had cash on hand of $316,776 and a working capital deficit of $225,238.

In order to proceed with our plans we have raised funds by way of a private placement of equity securities in our company. On September 21, 2006, we issued 4,000,000 common shares of our capital stock for gross proceeds of $1,600,000.

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

Product Research and Development

We do not intend to spend any funds on product research and development over the twelve months ending August 31, 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2007.

Employees

As of the date of this quarterly report, we do not have any employees other than our officers who serve the company on a consulting basis. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties.

Subsidiaries

On August 17, 2006, we completed our acquisition of all of the issued and outstanding common stock of Aurelio Resources Inc., a privately-owned Colorado corporation engaged in mineral exploration. As a result, Aurelio Resources Inc. is now a wholly-owned subsidiary of our company. Aurelio Resources Inc. owned a 100% interest in 13 unpatented mining claims on a property located in southeastern Arizona.

We also own 98% of the issued and outstanding common shares of Minera Milenium SA de CV., a Mexican incorporated company, which holds an option to earn a 100% interest in 3 mining claims/concessions in Durango, Mexico, known as the Gavilanes Property.

We acquired Bolsa Resources Inc., an Arizona company, in September 2006, to facilitate the acquisition of the Courtland Mines Property from Hope Mining.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended May 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (An Amendment of ARB No. 43, Chapter 4)”. SFAS 151 amends and clarifies financial accounting and reporting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Our company has adopted the provisions of SFAS No. 151 which are effective in general for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions (An Amendment of FASB Statements No. 66 and 67)”. SFAS 152 amends FASB 66 and 67 to reference the accounting and reporting guidance for real estate time-sharing transactions provided for in AICPA Statement of Position 04-2. of our company has adopted the provisions of SFAS No. 152 which are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets (An Amendment of APB No. 29)”. SFAS 153 amends Opinion 29 to eliminate the fair value accounting exception for nonmonetary exchanges of similar productive assets, and replaces that exception with a general exception for nonmonetary assets that do not have commercial substance. Our company has adopted the provisions of SFAS No. 153 which are effective in general for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In March 2005, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS 123(r) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Our company has adopted the provisions of SFAS No. 123(r) which are effective in general for transactions entered into or modified after June 15, 2005. The adoption did not have a material effect on the results of operations of our company.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We have adopted the provisions of SFAS No. 154, which are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption did not have a material effect on the results of operations of our company.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. We have adopted the provisions of SFAS No. 155, which are effective in general for financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of our company.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. Our company has adopted the provisions of SFAS No. 156, which are effective in general for an entity’s fiscal year beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of our company.

Application of Critical Accounting Policies

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception February 19, 2004 to August 31, 2006 was $155,732. We had cash in the amount of $316,776 as of August 31, 2006. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $133,333 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated August 21, 2006, as per our K10-SB. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standard risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

Effective as of June 16, 2006, our board of directors passed a resolution cancelling the Bylaws in their entirety and replacing them with a new set of Bylaws. Our new Bylaws can be found under Exhibit 3.1 of the current report on Form 8-K filed on October 10, 2006.

Item 6. Exhibits.

Number Description

3.1	Articles of Incorporation (1)

3.2	By-Laws (13)

3.3	Specimen Stock Certificate (2)

10.1	Mining Quitclaim Deed (1)

10.2	Mineral Exploration Management Service Agreement between Alaska Earth Sciences, Inc. and Furio Resources Inc. dated March 7, 2005 (3)

10.3	Geophysical Survey Agreement between SJ Geophysical Ltd. and Furio Resources Inc. dated May 5, 2005 (4)

10.4	Agreement between Aurelio Resources Inc. and Furio Resources Inc. dated April 27, 2006 (5)

10.5	Amended Agreement between Aurelio Resources Inc. and Furio Resources Inc. dated June 9, 2006 (6)

10.6	Amended Agreement between Aurelio Resources Inc. and Aurelio Resource Corporation dated July 13, 2006 (7)

10.7	Consulting Agreement among Aurelio Resource Corp., International American Resources Inc. and Dr. Frederik Warnaars dated August 9, 2006 (8)

10.8	Consulting Agreement among Aurelio Resource Corp., Jonson Management Company and David C. Jonson dated August 9, 2006 (8)

10.9	Consulting Agreement among Aurelio Resource Corp., Salzburg Holdings Inc. and Stephen Doppler dated August 9, 2006 (8)

10.10	Purchase Agreement dated May 15, 2006, between Aurelio Resources Inc. and Hope Mining and Milling Company (10)

10.11	Amending Agreement dated September 11, 2006 between Aurelio Resources Inc., Bolsa Resources Inc. and Hope Mining and Milling Company (10)

10.12	Form of Subscription Agreement – US Accredited (12)

10.13	Form of Subscription Agreement – Offshore (12)

14.1	Code of Ethics (11)

21	Subsidiaries: Aurelio Resources Inc., Minera Milenium S.A. de C.V. and Bolsa Resources Inc.

31.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Incorporated by reference to our Form SB-2 filed with the Securities and Exchange Commission on July 9, 2004.

(2)	Incorporated by reference to our Form 8-A filed with the Securities and Exchange Commission on September 10, 2004.

(3)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on April 5, 2005.

(4)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on July 27, 2005.

(5)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 2, 2006.

(6)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 15, 2006.

(7)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 17, 2006.

(8)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 23, 2006.

(9)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 11, 2006.

(10)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 22, 2006.

(11)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on September 12, 2006.

(12)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 25, 2006.

(13)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 10, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURELIO RESOURCES CORPORATION

By: /s/ Frederik Warnaars

Frederik Warnaars,
President, Chief Executive Officer
(Principal Executive Officer),
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer),
Treasurer, and Director

Dated: October 23, 2006