Form 10QSB
period 2006-11-30
AURELIO RESOURCE CORP
filed 2007-01-22
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   32,436,500 common shares issued and outstanding as of January 19, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

It is the opinion of management that the interim consolidated financial statements for the quarter ended November 30, 2006 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

November 30, 2006

ASSETS

Current assets
Cash	$ 762,163
Advances and vendor deposits	150,893
Total current assets	913,056

Mineral properties	1,304,014
Property and equipment, net	53,547
Security deposit	1,105
1,358,666

Total Assets	$ 2,271,722

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$ 236,567
Current portion of long-term debt	8,605
Total current liabilities	245,172

Long-term debt	18,674
Note payable mineral property - Courtland Claims	950,000
968,674

Total Liabilities	1,213,846

Stockholders’ Equity
Common stock, $.001 par value;
487,500,000 shares authorized;
32,436,500 issued and outstanding	32,436
Additional paid in capital	1,772,896
Accumulated deficit	(747,456)
Total Stockholders’ Equity	1,057,876

Total Liabilities and Stockholders’ Equity	$ 2,271,722

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Feb. 19, 2004 (Inception) Through Nov. 30, 2006	Three Months Ended Nov. 30, 2006	Three Months Ended Nov. 30, 2005	Six Months Ended Nov. 30, 2006	Six Months Ended Nov. 30, 2005
Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Bank charges	1,728	1,190	22	1,327	90
Depreciation	1,031	975	-	1,031	-
Non-cash compensation	168,000	168,000	-	168,000	-
General and administrative	171,820	155,658	-	171,820	-
Exploration and mineral property expenditures	252,834	201,085	4,643	202,710	6,429
Office expenses	38,450	35,187	22	37,086	22
Professional and filing fees	103,682	22,174	3,246	44,876	8,636
Transfer agent	3,375	1,700	500	1,700	500
Travel	12,914	11,818	-	12,914	-
	753,834	597,787	8,433	641,464	15,677
Loss from operations	(753,834)	(597,787)	(8,433)	(641,464)	(15,677)

Other income (expense)
Interest income	7,133	6,818	-	6,818	-
Interest expense	(755)	(755)	-	(755)	-

Income (loss) before provision for income tax	(747,456)	(591,724)	(8,433)	(635,401)	(15,677)

Provision for income tax	-	-	-	-	-

Net loss	(747,456)	(591,724)	(8,433)	(635,401)	(15,677)

Other comprehensive income (loss) - net of tax
Foreign currency translation gains (losses)	(956)	-	-	(956)	-

Comprehensive loss	$ (748,412)	$ (591,724)	$ (8,433)	$ (636,357)	$ (15,677)

Net loss per share
(Basic and fully diluted)		$ (0.02)	$ (0.00)	$ (0.02)	$ (0.00)

Weighted average number of common shares outstanding		31,205,731	4,831,000	31,061,117	4,831,000

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Feb. 19, 2004
	(Inception)	Six Months	Six Months
	Through	Ended	Ended
	Nov. 30, 2006	Nov. 30, 2006	Nov. 30, 2005
Cash Flows From Operating Activities:
Net loss	$ (748,412)	$ (636,357)	$ (15,677)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Depreciation	1,031	1,031	-
Non-cash compensation	168,000	168,000	-
Changes in non-cash working capital items:
Advances and vendor deposits	(150,893)	(150,893)	-
Security deposit	(1,105)	(1,105)	-
Accounts payable and accrued liabilities	237,522	219,147	(23,862)
Other assets	-	(10,000)	-

Net cash provided by (used for)
operating activities	(493,857)	(410,177)	(39,539)

Cash Flows From Investing Activities:
Purchase of mineral properties - net	(354,014)	(344,014)	-
Purchase of fixed assets - net	(27,298)	(27,299)	-
Net cash provided by (used for)
investing activities	(381,312)	(371,313)	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Continued From Previous Page)

	Feb. 19, 2004 (Inception) Through Nov. 30, 2006	Six Months Ended Nov. 30, 2006	Six Months Ended Nov. 30, 2005

Cash Flows From Financing Activities:
Issuance of common stock	1,637,332	1,541,132	-
			-
Net cash provided by (used for)
financing activities	1,637332	1,541,132	-
Effect of exchange rate changes on cash	-	-	-
Net Increase (Decrease) In Cash	762,163	759,642	(39,539)
Cash At The Beginning Of The Period	-	2,521	51,337
Cash At The End Of The Period	$ 762,163	$ 762,163	$ 11,798
Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure
Mineral properties	$ 1,304,014	$ 1,294,014	$ -
Less note payable	(950,000)	(950,000)	-
Fixed assets	$ 54,477	$ 54,578	$ -
Less long-term debt	(27,279)	(27,279)	-
Cash paid for interest	$ 755	$ 755	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 19, 2004 (Inception) through November 30, 2006

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

The recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the exploration and development of its properties and upon future profitable production or receiving proceeds from the disposition of the properties. The timing of such events occurring, if at all, is not yet determinable.

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

November 30, 2006

Deficit accumulated during the exploration stage	$(747,456)
Working capital	$ 667,884

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements are stated in U.S. dollars in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its subsidiaries. Significant accounting policies adopted by the Company are as follows:

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

Foreign Currency Translation

The U.S. dollar is the functional currency of the Company. Transactions involving foreign currencies for items included in operations are translated into U.S. dollars using the monthly average exchange rate; monetary assets and liabilities are translated at the exchange rate prevailing at the balance sheet date and all other balance sheet items are translated at the historical rates applicable to the transactions that comprise the amounts. Translation gains and losses are included in the determination of net income (loss).

Mineral properties and exploration expenditures

The costs of acquiring mineral properties are capitalized and will be amortized over their estimated useful lives following the commencement of commercial production or written-off if the properties are sold or abandoned. Exploration expenses and the costs for carrying and retaining mineral properties are expensed as incurred. When it is determined that a mineral deposit can be economically and legally extracted or produced based on established proven and probable reserves and the results of feasibility studies, further exploration costs and development costs incurred after such determination will be capitalized. Upon the commencement of commercial production, capitalized costs will be amortized on the units of production basis using the estimated proven and probable reserves as the depletion basis.

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

Environmental requirements

At the report date, environmental requirements related to mineral properties acquired are unknown and therefore an estimate of any future cost cannot be made.

Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. In periods of loss, diluted net loss per share is equal to the basic loss per share.

Recent Accounting Pronouncements

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

In June 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurement”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement, which is effective for years beginning after November 15, 2007, applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

In September 2006, the FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which takes effect as of the end of the fiscal year ending after December 15, 2006. However, as the Company does not have any such plans and does not intend to implement such, this will have no impact on the Company.

NOTE 4.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

NOTE 5.	SEGMENT INFORMATION

The Company operated in two reportable segments, these being the exploration of copper and gold exploration properties.

NOTE 6.	BUSINESS ACQUISITIONS

On July 5, 2006 the Company acquired 98% of the outstanding stock Minera Milenium, S.A. de C.V. (“Minera Milenium”) in a transfer of benefit from Aurelio Resources, Inc in a transaction accounted for as a business purchase. Aurelio Resources, Inc was not a related party at the date of transfer. The net worth of Minera Milenium at fair value on July 5, 2006 was $(46), and the purchase gave the Company certain rights to the Gavilanes property in Mexico.

On August 17, 2006 the Company acquired 100% of Aurelio Resources, Inc. (“ARI”) in a transaction accounted for as a business purchase, by issuing 10,000,000 shares for 100% of the outstanding stock of ARI. The net worth of ARI measured at fair value on August 17, 2006 was $(141,410).

During September 2006 we acquired 100% of the outstanding stock of Bolsa Resources, Inc. (“Bolsa”) an Arizona corporation to facilitate the acquisition of the Arizona mineral properties as set out in Note 7. The net worth of Bolsa at fair value on September 14, 2006 was Nil.

NOTE 7.	MINERAL PROPERTY ACQUISITION

On May 15, 2006 our subsidiary, ARI, entered into a purchase and sale agreement with Hope Mining and Milling Company (“Hope MMC”), an Arizona corporation, concerning the acquisition by ARI of 30 patented mining claims known as the Courtland claims and located in the Turquoise Mining District, Cochise County, Arizona. The purchase price for the subject property was $1.2 million and there were legal closing costs. The purchase agreement required a $250,000 down payment, of which $10,000 was paid by way of earnest money with $240,000 due at closing. The remaining balance of $950,000 will be carried on an interest-only four year term 6% straight line annual interest-only promissory note, with a balloon payment at the end of year four. On September 15, 2006, ARI and our other wholly-owned subsidiary, Bolsa, and Hope MMC entered into an agreement amending the terms of the purchase agreement dated May 15, 2006. Pursuant to the amending agreement, Bolsa accepted the assignment from ARI of all rights and obligations under the May 15, 2006 purchase and sale agreement and pursuant to the purchase and sale agreement as assigned, Bolsa completed the acquisition of the 30 patented mining claims from Hope MMC on September 18, 2006, paying the balance of the initial installment of $250,000.

NOTE 8.	STOCKHOLDERS’ EQUITY

On September 29, 2006, the Company completed a private placement of four million shares of common stock at $0.40 per share for total gross proceeds of $1.6 million.

The Company has recorded $168,000 in non-cash compensation for stock option expense for five-year stock options granted in September and October 2006 under the Company’s 2006 Stock Option Plan approved by the Board on September 15, 2006. We used the Black-Scholes model with the following assumptions: volatility 81%; risk-free interest rate of 4.97%; dividend yield of Nil; an expected life of between one and two years; and immediate vesting of the options.

Item 2.        Management’s Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors” of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “Cdn $” refer to Canadian dollars and all references to “common shares” refer to the shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “Aurelio” mean Aurelio Resource Corporation, our wholly-owned subsidiaries, Aurelio Resources, Inc. (“ARI”) and Bolsa Resources, Inc. (“Bolsa”) and our 98% owned subsidiary, Mineral Milenium S.A. de C.V. (“Minera Milenium”), unless otherwise indicated.

Overview

We are an exploration stage company engaged in the exploration of mineral properties and we may also, from time to time, acquire additional mineral properties to explore. Prior to the completion of the acquisition of ARI, we had a 100% interest in twenty-five mineral claims, subject to a 3% net proceeds interest to the State of Alaska. During November 2006 we allowed our interest in the Alaska property to lapse and we have no ongoing interest in that property. Upon our the completion of our acquisition of ARI, we now have 100% rights to mineral exploration and development in 13 mining claims in Arizona (the MAN claims), and an option to earn a 100% interest in the mineral exploration and development of 3 mining claims/concessions covering approximately 1,000 hectares, in Durango, Mexico. We also acquired 30 patented claims referred to as the Courtland claims in Cochise County, Arizona on September 18, 2006 from Hope Mining and Milling Company (“Hope MMC”) through our wholly-owned subsidiary, Bolsa. We have also staked 19 additional claims around the MAN and Courtland claims and we intend to explore our Arizona properties with a view to exploiting any mineral deposits we discover or selling or otherwise assigning the rights to do so.

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

Mineral property exploration is typically conducted in phases. Before it is carried out, each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have only recently commenced the initial phase of exploration on the properties held by Bolsa and Minera Milenium. Once we complete a phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make these decisions based upon the recommendations of the independent geologist who oversees the program and records the results.

Our plan of operations is to conduct exploration work on each of our properties in order to ascertain whether any possess commercially exploitable quantities of minerals. There can be no assurance that such mineral deposits exist on any of our properties.

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

Corporate History

We were incorporated on February 19, 2004, under the laws of the state of Nevada under the name “Furio Resources Inc.” Effective June 16, 2006 we changed our name to Aurelio Resource Corporation and effected a six and one-half (6.5) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 487,500,000 shares of common stock with a par value of $0.001. Except as otherwise stated, all references to shares and prices per share have been adjusted to give retroactive effect to the stock split.

On August 17, 2006 we completed our acquisition of all of the issued and outstanding common stock of ARI, a privately-owned Colorado corporation engaged in mineral exploration, pursuant to an agreement we entered into with ARI and its shareholders dated April 27, 2006, as amended on June 9, 2006 and further amended on July 13, 2006 and on July 21, 2006. During September 2006 we acquired 100% of the outstanding stock of Bolsa to facilitate the acquisition of the Arizona mineral properties as noted below.

Acquisition of the Courtland Claims – September, 2006

Our subsidiary, ARI, entered into a purchase and sale agreement, dated for reference May 15, 2006, with Hope MMC, an Arizona corporation, concerning the acquisition by ARI of 30 patented mining claims known as the Courtland claims and located in the Turquoise Mining District, Cochise County, in south eastern Arizona. On September 15, 2006, ARI, our other wholly-owned subsidiary, Bolsa, and Hope MMC entered into an agreement amending the terms of the purchase agreement dated May 15, 2006. Pursuant to the amending agreement, Bolsa, an Arizona corporation, accepted the assignment from ARI of all rights and obligations under the May 15, 2006 purchase and sale agreement for the acquisition of 30 patented mining claims from Hope MMC and closed the acquisition on September 18, 2006, paying the balance of the initial instalment of $250,000. The remainder of the overall purchase price of $1.2 million is to be financed over four years with only interest payments at 6% being payable over this period with the balance of the purchase price payable on May 16, 2010.

Our Current Business

As a result of the above, we have acquired properties in Arizona and a 98% interest in Minera Milenium, a company incorporated in Mexico which holds an option to acquire a 100% interest in a property in Mexico.

Hill Copper Project, Arizona

The Hill Copper Project is comprised of (a) the Courtland Area covered by the Courtland claims acquired from Hope MMC (as detailed above), and (b) the MAN Area covered by the MAN claims. We acquired and are now the registered owner of a 100% interest in thirteen unpatented lode-mining claims (covering approximately 260 acres), staked on federal lands administered by the United States Bureau of Land Management in south eastern Arizona. The unpatented mining claims are identified as MAN 1 through MAN 6, which are contiguous, and MAN 7 through MAN 13, which were staked on two occasions and which are all contiguous with one another. The MAN Area is immediately to the south of the Courtland Area.

The mining claims are in good standing with all regulatory authorities, and the mining claims are properly registered at Cochise County in Bisbee and the United States Bureau of Land Management in Phoenix, Arizona. The current annual maintenance fees are $125 per mining claim due on or before August 31st of each year.

Gavilanes Property, Mexico

Since July 5, 2006, we own 98% of the issued and outstanding common shares of Minera Milenium, a company incorporated under the laws of Mexico. Minera Milenium holds an option to earn a 100% undivided interest in certain mining claims/concessions situated in the Tamazula District in the State of Durango, Mexico.

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

Pursuant to the terms of the option agreement, dated for reference August 18, 2005, between ARI and Minera Holmex S.A. de C.V., a company incorporated under the laws of the State of Sinaloa, Republic of Mexico, and wholly-owned by Dr. Frederik Warnaars, ARI acquired the right to earn up to a 100% interest in the mineral exploration and development in 3 mining claims/concessions, covering approximately 1,000 hectares, in Durango, Mexico, free and clear of all charges, encumbrances and claims. ARI assigned all of its interest in this option to its 98% owned subsidiary, Minera Milenium.

In consideration for granting the option, ARI paid Minera Holmex an amount equal to the taxes in arrears for the years 2001 and 2002 and the aggregate sum of P63,536 Mexican Pesos plus late payment penalties (approximately $6,100). Minera Milenium paid the sum of $5,000 to the Gavilanes property owner, Mr Modesto Rivas, in accordance with the option’s provisions, which was due on February 1, 2006.

To maintain the option in good standing, we will need to make the following payments to Minera Holmex S.A. de C.V. no later than the dates provided below:

Payment Due Date
February 15, 2007	$15,000
August 15, 2007	15,000
February 15, 2008	20,000
August 15, 2008	20,000
February 15, 2009	25,000
August 15, 2009	25,000
February 15, 2010	30,000
August 15, 2010	30,000
February 15, 2011	305,000
Total Payments	$490,000

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

Lake Iliamna Property, Alaska

By mineral staking in March 2004, we acquired a 100% interest in twenty-five mineral claims located in the State of Alaska approximately 7.5 miles northwest of Lake Iliamna which is 215 miles south-west of Anchorage, Alaska. During November 2006, we allowed our interest in the Alaska property to lapse and we have no ongoing interest in that property.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

You should read the following discussion of our financial condition and results of operations together with our unaudited financial statements and the related notes as at and for the three month and six month periods ended November 30, 2006, which appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

We have no revenues, have experienced losses since inception, have no operations, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

Plan of Operations

Our plan of operations for the next twelve months involves implementation of phased exploration programs for our Hill Copper Project in Arizona and our Gavilanes Property in Mexico.

We wish to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our mineral properties:

Hill Copper Project, Arizona

We plan to acquire additional land through negotiations with private landholders and through staking additional unpatented mining claims on “free” land. We anticipate that the Phase I work program will cost $110,000.

We commenced a drill program during the quarter ended November 30, 2006 and plan to drill up to 15 diamond drill holes on our current landholdings to confirm the previously identified resources and to test additional exploration targets with the goal of increasing the resource estimates. We have budgeted $500,000 for Phase II of the recommended work program.

Gavilanes Property

We plan to make the option payment of $15,000 due February 15, 2007 in order to keep the Gavilanes Option in good standing.

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

General Operating Expenses

We anticipate spending approximately $20,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $240,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees, maintaining an office in Littleton, Colorado and maintaining a field office in Culiacan, Mexico, and general office expenses.

At November 30, 2006, we had cash on hand of $762,163 and working capital of $667,884.

Over the next twelve months we intend to use our available funds to expand on the exploration and development of our leases, as follows:

Estimated Net Expenditures During the Next Twelve Months

General, Administrative and Corporate Expenses	$ 240,000
Phase I program on Hill Copper Property	110,000
Drill program on Hope Property	220,000
Phase II program on Hill Copper Property	200,000
Option payment due February 15, 2007 on Gavilanes Property	15,000
Phase I review of Gavilanes Property	20,000
Drilling program on Gavilanes Property	100,000
Phase II program on Gavilanes Property	170,000
Working Capital	125,000
Total	$1,200,000

As at November 30, 2006, we had $245,172 in current liabilities. Our financial statements report net losses of $591,724 and $635,401 respectively for the three and six month periods ended November 30, 2006 compared to net losses of $8,433 and $15,677 respectively for the three and six month periods ended November 30, 2005. Our net cash used in operations for the six months ended November 30, 2006 was $493,857 compared to $39,539 used in the six months ended November 30, 2005. Our accumulated losses increased to $747,456 as of November 30, 2006. General, administrative and corporate expenses increased to $155,658 and $171,820 respectively for the three and six month periods ended November 30, 2006, as compared to $Nil and $Nil for the three and six month periods ended November 30, 2005, which reflects the change in focus of the Company and the significant increase in exploration activities.

Our total liabilities as of November 30, 2006 were $1,213,846 as compared to total liabilities of $6,580 as of November 30, 2005.

Liquidity and Capital Resources

At November 30, 2006, we had cash on hand of $762,163 and working capital of $667,884.

In order to proceed with our plans we raised funds by way of a private placement of equity securities in our company during September 2006 and issued 4,000,000 common shares of our capital stock for total gross proceeds of $1,600,000.

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

Product Research and Development

We do not intend to spend any funds on product research and development over the twelve months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months.

Employees

As of the date of this quarterly report, we do not have any employees other than our officers who serve the company on a contract consulting basis. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties.

Subsidiaries

On August 17, 2006, we completed our acquisition of all of the issued and outstanding common stock of ARI, a privately-owned Colorado corporation engaged in mineral exploration. As a result, ARI is now a wholly-owned subsidiary of our company. ARI owned a 100% interest in the 13 MAN unpatented mining claims on a property located in south eastern Arizona.

We also own 98% of the issued and outstanding common shares of Minera Milenium, a Mexican incorporated company, which holds an option to earn a 100% interest in 3 mining claims/concessions in Durango, Mexico, known as the Gavilanes Property.

We acquired Bolsa, an Arizona company, in September 2006, to facilitate the acquisition of the Courtland claims in south eastern Arizona. We now refer to the Courtland Area and the MAN Area together as the Hill Copper Project.

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

In June 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurement”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement, which is effective for years beginning after November 15, 2007, applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

In September 2006, the FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which takes effect as of the end of the fiscal year ending after December 15, 2006. However, as the Company does not have any such plans and does not intend to implement such, this will have no impact on the Company.

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

Our mineral properties are in Arizona and Mexico and our competition there includes large, established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may have to compete for financing and be unable to acquire financing on terms we consider acceptable. We may also have to compete with the other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or qualified employees, our exploration programs may be slowed down or suspended, which may cause us to cease operations as a company.

Risks Associated With Our Company

We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception February 19, 2004 to November 30, 2006 was $747,456. We had cash in the amount of $762,163 as of November 30, 2006. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $100,000 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated August 21, 2006, as per our Form 10-KSB. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Item 3.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Effective as of June 16, 2006, our board of directors passed a resolution cancelling the Bylaws in their entirety and replacing them with a new set of Bylaws. Our new Bylaws can be found under Exhibit 3.1 of the current report on Form 8-K filed on October 10, 2006.

Item 6.  Exhibits

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

AURELIO RESOURCE CORPORATION

By:	/s/ Frederik Warnaars	By: /s/ Allan J. Marter

Frederik Warnaars, President, Chief Executive Officer	Allan J. Marter , Chief Financial Officer and Director
(Principal Executive Officer) and Director	(Principal Financial and Accounting Officer)

Dated: January 19, 2007