Form 10KSB
period 2006-12-31
AURELIO RESOURCE CORP
filed 2007-04-04
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number 000-50931

AURELIO RESOURCE CORPORATION

(Name of small business issuer in its charter)

Nevada	33-1086828
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 200, 5554 South Prince Street

Littleton, Colorado, 80120

(Address of principal executive offices)

303.795.3030

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

The issuer is in the exploration stage and has no revenues for its most recent fiscal period.

The aggregate market value of the voting stock held by non-affiliates as of March 28, 2007 was $24,324,932.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date: As of March 28, 2007 the Registrant had 32,690,600 common shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

PART I

Preliminary Note Regarding Forward-Looking Statements and Currency Disclosure

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

ITEM 1	DESCRIPTION OF BUSINESS

As used in this annual report, the terms “we”, “us” and “our” mean Aurelio Resource Corporation, our wholly owned subsidiaries, Aurelio Resources, Inc. and Bolsa Resources, Inc., and our 98% owned subsidiary, Minera Milenium S.A. de C.V., unless otherwise indicated.

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

On August 17, 2006 we completed our acquisition of all of the issued and outstanding common stock of Aurelio Resources Inc., a privately-owned Colorado corporation engaged in mineral exploration, pursuant to an agreement we entered into with Aurelio Resources, Inc. (“ARI”) and its shareholders dated April 27, 2006, as amended on June 9, 2006 and further amended on July 13, 2006 and on July 21, 2006.

Current Business

As a result of our acquisition of ARI, we indirectly acquired all of its assets. In particular, we acquired properties in Arizona, now held through our wholly-owned Arizona subsidiary Bolsa Resources, Inc. (“Bolsa”), and a 98% interest in Minera Milenium S.A. de C.V. (“Minera Milenium”), a company incorporated in Mexico which holds an option to acquire a 100% interest in a property in Mexico. The assets held by ARI are described below under “Item 2 - Description of Properties”.

We are an exploration stage company engaged in the exploration of mineral properties and we may also, from time to time, acquire additional mineral properties to explore. Prior to the completion of the acquisition of ARI, we had a 100% interest in twenty-five mineral claims, subject to a 3% net proceeds interest to the State of Alaska. During November 2006 we allowed our interest in the Alaska property to lapse and we have no ongoing interest in that property. Upon our the completion of our acquisition of ARI, we now have 100% rights to mineral exploration and development in 13 mining claims in Arizona (the MAN claims), and an option to earn a 100% interest in the mineral exploration and development of 3 mining claims/concessions covering approximately 1,000 hectares, in Durango,

Mexico. We also acquired 30 patented claims referred to as the Courtland claims in Cochise County, Arizona on September 18, 2006 from Hope Mining and Milling Company (“Hope MMC”) through our wholly-owned subsidiary, Bolsa. We have also staked 18 additional claims around the MAN and Courtland claims and we intend to explore our Arizona properties with a view to exploiting any mineral deposits we discover or selling or otherwise assigning the rights to do so.

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

Employees

We have no employees as such, but as of the date of this annual report, we have four officers who are also directors and who provide services for a portion of their time under consulting contracts. We also have five part-time contract support staff providing various services in our corporate office. We have retained and intend in the future to retain independent geologists and consultants on a contract basis to conduct the work programs on the mineral property.

Offices

We maintain an executive office in Littleton, Colorado and field offices in Pearce, Arizona and Culiacan, Mexico. We believe these spaces are adequate for our current needs and that suitable space will be available to accommodate our future needs.

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

Because of the speculative nature of exploration of mineral properties, we may never discover a commercially exploitable quantity of minerals, our business may fail and investors may lose their entire investment.

We plan to conduct mineral exploration on our mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that commercially exploitable reserves of minerals exist on our property. Additional potential problems that may prevent us from discovering any reserves of minerals on our property include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of commercially exploitable reserves of minerals on our property our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors decline and investors may lose all of their investment in our company.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception February 19, 2004 to December 31, 2006 was $1,069,276. We had cash in the amount of $464,521 as of December 31, 2006. We currently are in the exploration stage and have not found any commercially viable mineral deposits on our properties. We estimate our average monthly operating expenses to be approximately $340,000 each month. We cannot provide assurances that we will be able to successfully explore our properties and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated March 27, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our exploration activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or generate positive cash flow in the future. We will require additional financing in order to proceed beyond the first few months of our exploration program. We will also require additional financing for the fees we must pay to maintain our status in relation to the rights to our properties and to pay the fees and expenses necessary to become and operate as a public company. We will also need more funds if the costs of the exploration of our mineral claims are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

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

Glossary of Geologic and Mining Terms

“airborne geophysical surveys” - the search for mineral deposits by measuring the physical property of near-surface rocks through the use of an airplane or helicopter in order to detect unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured;

“andesite” - a type of dark colored, fine-grained volcanic rock;

“anomalous” - either a geophysical response or a rock, stream silt, or soil sample assay value that is greater than the average background value;

“argillization” - turning into clay, especially a white clay used by potters;

“assay” - a measure of valuable mineral content;

“batholith” - a great irregular mass of coarse-grained igneous rock with an exposed surface of more than 100 square kilometers, which has either intruded the country rock or been derived from it through metamorphism;

“biotite” - a very common mineral of the mica group, occurring in black, dark-brown, or dark-green sheets and flakes; an important constituent of igneous and metamorphic rocks;

“breccia” - a coarse-grained rock, composed of rounded to angular rock fragments held together by a finer-grained matrix;

“centimeter” - a unit of length equal to one hundredth (10-2) of a meter;

“chalcocite” - a sulfide mineral of copper common in the zone of secondary enrichment;

“chalcocite blanket” - a flat-lying, blanket-shaped deposit of secondary chalcocite (Cu2S), moving downward and precipitating at the water table;

“chalcopyrite” - a very common mineral, copper iron sulfide, CuFeS2, occurring in brass-yellow crystals or masses: the most important ore of copper; copper pyrites;

“claim” - a portion of land held either by a prospector or mining company;

“concession” - something conceded by a government or a controlling authority, as a grant of land, a privilege, or a franchise;

“core drilling” - involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analyzed for mineral content;

“Cretaceous” - noting or pertaining to a period of the Mesozoic Era, from 140 million to 65 million years ago, characterized by the greatest development and subsequent extinction of dinosaurs and the advent of flowering plants and modern insects;

“dacite” - a type of fine-grained extrusive rock;

“development drilling” - drilling to establish accurate estimates of mineral reserves;

“dike” - a long, narrow, cross-cutting mass of igneous rock intruded into a fissure in older rock;

“Dirección General de Minas” - Department of Mines, Mexico;

“drill indicated resources” - the size and quality of a potential orebody as suggested by widely spaced drill-holes; more work is required before resources can be classified as probable or proven reserves;

“electromagnetic survey” - involves measuring whether or not rocks on the surface and subsurface of the property conduct electricity. Copper and gold are excellent conductors of electricity. Areas of high conductivity are targets for follow-up exploration;

“Eocene” - the Eocene epoch is part of the Tertiary Period in the Cenozoic Era, and lasted from about 54.8 to 33.7 million years ago;

“extrusive” - noting or pertaining to a class of igneous rocks that have been forced out in a molten or plastic condition upon the surface of the earth;

“fault” - a break in the Earth’s crust caused by tectonic forces; a surface or zone of rock fracture along which there has been displacement; movement of rock on one side with respect to the other;

“felsic” - a term used to describe light-colored rocks containing feldspar, feldspathoids and silica;

“geophysics” - the study of physical properties of rocks and minerals;

“geochemistry” - the study of chemical properties of rocks;

“gossan” - a rust-colored deposit of mineral matter at the outcrop of a vein or orebody containing iron-bearing materials;

“granodiorite” - a coarse-grained igneous rock consisting primarily of quartz, plagioclase, and potassium feldspar, and also containing biotite, hornblende, or pyroxene. It is the coarse-grained equivalent of dacite;

“greenschist” - a metamorphic schist containing chlorite and epidote (which are green) and formed by low-temperature, low-pressure metamorphism;

“hectares” - a metric unit of area equal to 100 ares (2.471 acres);

“hornblende” - a dark-green to black mineral of the amphibole group, calcium magnesium iron and hydroxyl aluminosilicate;

“hydrothermal” - any process involving high-temperature groundwaters, especially the alteration and emplacement of minerals and the formation of hot springs and geysers;

“igneous rock” - a rock formed by the cooling of molten rock either underground or at the surface of the earth;

“induced polarization (“IP”) survey” - an electrical survey method that measures the resistivity and chargeability of rock which may be a result of sulfide content of the rock;

“intrusive rock” - a hot fluid igneous rock which penetrated other rocks, but cooled beneath the surface;

“kilometer” - a metric unit of length equal to 1,000 meters (0.62 mile);

“limestone” - a sedimentary rock composed of calcium carbonate (CaCO3);

“lode” - a mineral deposit in solid rock;

“mafic” - a dark-colored mineral rich in iron and magnesium, especially a pyroxene, amphibole, or olivine.

“magnetic survey” - involves searching for changes in the magnetic field over property areas. Magnetic anomalies may be a result of accumulations of certain magnetic minerals such as pyrrhotite, hematite and magnetite, which are often found alongside base metals such as copper, zinc and nickel, or precious metals such as gold and silver;

“matrix” - the fine-grained portion of a rock in which coarser crystals or rock fragments are embedded;

“Mesozoic” - noting or pertaining to an era occurring between 230 and 65 million years ago, characterized by the appearance of flowering plants and by the appearance and extinction of dinosaurs;

“meta-arkoses” - a later alternation of arkose (a usually pinkish or red sandstone consisting primarily of quartz and feldspar. Arkose usually forms as the result of the rapid disintegration of granite in areas of vigorous erosion. Its grains are usually angular and poorly sorted (mixed randomly in differing sizes));

“metamorphism” - the changes of mineralogy and texture imposed on a rock by pressure and temperature in the Earth’s interior;

“metasediment” - metamorphosed sedimentary rock;

“meter” - the fundamental unit of length in the metric system, equivalent to 39.37 U.S. inches;

“mica” - any of a group of chemically and physically related aluminum silicate minerals, common in igneous and metamorphic rocks, characteristically splitting into flexible sheets;

“mine waste” - overburden or non-ore waste rock from a mine pit or workings;

“Miocene” - noting or pertaining to an epoch of the Tertiary Period, occurring from 25 to 10 million years ago, when grazing mammals became widespread;

“open pit” or “open cut” - surface mining in which the ore is extracted from a pit or quarry;

“ore” - a mixture of minerals from which at least one metal can be extracted at a profit; a mineral which can be mined at a profit;

“orebody” - a continuous well-defined mass of material containing enough ore to make extraction economically feasible;

“oxide” - a compound in which oxygen is bonded to one or more electropositive atoms;

“Paleocene” - noting or pertaining to an epoch of the Tertiary Period, from 65 to 55 million years ago, and characterized by a proliferation of mammals;

“patent” - the ultimate stage of holding a mineral claim, after which no more assessment work is necessary because all the mineral rights have been earned;

“phyllites” - a green, gray, or red metamorphic rock, similar to slate but often having a wavy surface and a distinctive micaceous luster;

“porphyry” - an igneous rock of any composition that contains conspicuously large mineral crystals set in a finer-grained groundmass;

“potassium-argon or K-Ar dating” – a geochronological method used in many geoscience disciplines. It is based on measuring the products of the radioactive decay of potassium (K), which is a common element found in materials; the radioactive isotope 40K decays to 40Ar and 40Ca with a half-life of 1.26x109 years;

“primary mineralization” - originally formed, prior to leaching and oxidation at the surface to form “secondary mineralization”

“pyrite” - an iron sulfide (FeS2);

“pyritization” - a rock impregnated with pyrite;

“quartzite” - (1) a very hard, clean, white metamorphic rock formed from a quartz arenite (consolidated sedimentary rocks of sand-sized fragments) sandstone; (2) a quartz arenite containing so much cement that it resembles (1);

“reserve” - that part of a mineral resource that can be mined profitably;

“royalty” - a compensation or portion of the proceeds paid to the owner of a right, as a patent or oil or mineral right, for the use of it;

“schist” - a metamorphic rock characterized by strong foliation or schistosity;

“secondary enrichment” – enrichment of a vein or mineral deposit by minerals that have been taken into solution from one part of the vein or adjacent rocks and redeposited in another;

“sericitization” - a hydrothermal or metamorphic process involving the introduction of or replacement by sericite (a fine-grained variety of muscovite produced by the alteration of feldspar);

“shale” - a rock of fissile or laminated structure formed by the consolidation of clay or fine-grained sediments;

“silicification” - to become converted into or impregnated with silica;

“sill” - a mass of porphyry injected parallel to the sedimentary layering;

“skarn” - a coarse-grained metamorphic rock formed by the contact metamorphism of carbonate rocks;

“smelter” - an industrial plant for smelting (to melt or fuse (ores) in order to separate the metallic constituents);

“sphalerite” - a very common mineral, zinc sulfide (ZnS), usually containing some iron and a little cadmium, occurring in yellow, brown, or black crystals or cleavable masses with resinous luster: the principal ore of zinc and cadmium; blackjack;

“stake” - to mark the location or limits of with or as if with stakes;

“stockwork” - a metalliferous deposit characterized by the impregnation of the mass of rock with many small veins or nests irregularly grouped;

“strike” - the direction or trend of a “mineralized” structural feature; the direction or trend taken by a structural surface, e.g. a bedding or fault plane, as it intersects the horizontal;

“supergene” - formed by descending waters, as mineral or ore deposits;

“turquoise” - a blue to blue-green mineral of aluminum and copper, mainly CuAl6(PO4)4(OH)8·4H2O, prized as a gemstone in its polished blue form;

“unpatented claim” - usual lode, placer or mill site claim located under the mining laws;

“vein” - a mineral filling of a fault or fracture in the host rock, typically in tabular or sheet-like form;

“volcanic” - resulting from a volcano (any opening through the crust that has allowed magma to reach the surface, including the deposits immediately surrounding this vent); and

“weathering” - near-surface alteration and oxidation of minerals and rocks by exposure to the atmosphere or ground water.

ITEM 2	DESCRIPTION OF OUR MINERAL PROPERTIES

Hill Copper Project, Arizona

Location, Access and Property Overview

The Hill Copper Property is located on the eastern flank of the southern Dragoon Mountains, approximately 80 miles southeast of Tucson, Arizona. Access to the Hill Copper Property from Tucson is via the Dragoon turnoff on I-10 freeway, 12 miles east of Benson, then east to Arizona Highway 191, then south through Sunsites Village and the nearby ghost town of Pearce. The property is in the Turquoise Mountain Quadrangle, Courtland-Gleeson Mining District, Cochise County, Arizona.

We are not aware of any particular environmental, political or regulatory problems that would adversely affect mineral exploration of the property.

The topography in the project area varies from flat to rolling hills with an average elevation of 4,600 feet above sea level. Vegetation in the area is sparse and is typical of a desert climate.

General Overview of our Arizona Mining Claims at Hill Copper Property

We are the registered owner of a 100% interest in 31 mining claims located on the Hill Copper Property. The unpatented claims are staked on federal lands administered by the U.S. Bureau of Land Management. The claims are identified as MAN 1 through MAN 6, which are contiguous, and MAN 7 through MAN 13, staked on two occasions and which are all contiguous with one another. We have also staked an additional 18 MAN claims which were recorded at the Bureau of Land Management (BLM) on January 24, 2007. These claims are contiguous with the 13 MAN claims. The mining claims are in good standing with all regulatory authorities, and the mining claims are properly registered at Cochise County in Bisbee and with the U.S. Bureau of Land Management in Phoenix, Arizona. The current annual maintenance fees are $125 per mining claim due on or before August 31 of each year.

The MAN claims have the following legal description:

Claim Name	Location Date	Recording Date	Recording Reception No.	BLM Filing Date	BLM Serial No.
Man No. l	2/20/2005			3/7/2005	AMC364635
Man No. 2	2/20/2005			3/7/2005	AMC364636
Man No. 3	2/20/2005			3/7/2005	AMC364637
Man No. 4	2/20/2005			3/7/2005	AMC364638
Man No. 5	2/20/2005			3/7/2005	AMC364639
Man No. 6	2/20/2005			3/7/2005	AMC364640
MAN 7	9/21/2005	9/23/2005	050936165		AMC367982
MAN 8	9/21/2005	9/23/2005	050936166		AMC367983
MAN 9	9/21/2005	9/23/2005	050936167		AMC367984
MAN 10	9/15/2005	9/23/2005	050936168		AMC367985
MAN 11	9/21/2005	9/23/2005	050936169		AMC367986

MAN 12	9/15/2005	9/23/2005	050936170	AMC367987
MAN 13	9/21/2005	9/23/2005	050936171	AMC367988
MAN 14	11/4/2006	1/24/2007	070102711	AMC377495
MAN 15	11/4/2006	1/24/2007	070102712	AMC377496
MAN 16	11/4/2006	1/24/2007	070102713	AMC377497
MAN 17	11/4/2006	1/24/2007	070102714	AMC377498
MAN 18	11/4/2006	1/24/2007	070102715	AMC377499
MAN 19	11/4/2006	1/24/2007	070102716	AMC377500
MAN 20	11/4/2006	1/24/2007	070102717	AMC377501
MAN 21	11/4/2006	1/24/2007	070102718	AMC377502
MAN 23	11/4/2006	1/24/2007	070102719	AMC377503
MAN 24	11/4/2006	1/24/2007	070102720	AMC377504
MAN 25	11/4/2006	1/24/2007	070102721	AMC377505
MAN 26	11/4/2006	1/24/2007	070102722	AMC377506
MAN 27	11/4/2006	1/24/2007	070102723	AMC377507
MAN 28	11/4/2006	1/24/2007	070102724	AMC377508
MAN 29	11/4/2006	1/24/2007	070102725	AMC377509
MAN 30	11/4/2006	1/24/2007	070102726	AMC377510
MAN 31	11/4/2006	1/24/2007	070102727	AMC377511

ARI entered into a purchase and sale agreement, dated May 16, 2006, with Hope Miming and Milling Company, for the acquisition of 30 patented mining claims known as the Courtland claims, located in the Turquoise Mountain Quadrangle, Courtland-Gleeson Mining District, Cochise County, in south eastern Arizona. On September 15, 2006, ARI assigned its rights under the agreement to Bolsa and, on September 18, 2006, Bolsa closed the acquisition and paid the balance of the initial instalment of $250,000. The remainder of the overall purchase price of $1.2 million is financed over four years with only interest payments at 6% being payable over this period with the balance of the purchase price payable on May 16, 2010. The patented mining claims are as follows:

Mineral Survey No. 2458

Alice	Ester	Iowa
Billie	Fair View	Iron
Chance (also known as Grace)	Fraction	Mame
Chicago	Handy	Mary Mine
Climax	Hawke Eye	Monarch
Clinton	Highland	Sampson
Dorothy	Home	Starr
Edith	Humbolt

Mineral Survey No. 2608

Copper Bug	Head Light	Western Belle
Northern Light	Leadville
Gray Mule	Turquoise King

To further consolidate our land position, we have reached letter agreements with three groups of claim holders with a total of 88 additional unpatented claims and two patented claims. Final agreements are being completed. If we are able to achieve final agreements, we will control a total of 151 mining claims on the Hill Copper Property.

Mining and Exploration History of the Courtland-Gleeson (Turquoise) Mining District

Native Americans mined small amounts of turquoise, used as a medicine stone, from Turquoise Mountain on the extreme north end of the district, for an unknown number of years.

The first mining claims were staked on silver-lead deposits near Gleeson, on the south end of the district, in 1877. Exploration and development by the Calumet, Phelps Dodge and Great Western companies started a boom in the area in 1907, and copper production peaked in 1912. Mostly in the northern Courtland area, there was small-scale mining for shallow, oxidized high-value copper or lead-zinc replacement deposits in limestone, with by-product gold-silver. The larger mines closed by 1920, although small operators continued production until about 1932. There are at least 52 old mine workings in the Turquoise Mining District.

The district has been explored with four large and seven small drilling programs since 1952, totalling about 274 drill holes.

In 1957 Sunshine Mining Company began an in-situ acid leach program in the Courtland area by pumping leach solutions down several rotary holes and recovering copper-laden water from nearby mine shafts.

Also in 1957, Minerals Exploration Company (MEXCO, a division of Union Oil Company) discovered the Star Hill replacement copper deposit in the MAN area with their first hole, based on an airborne magnetic geophysical anomaly. MEXCO then drilled 51 additional holes on an approximate 200-foot grid, but later abandoned the property.

Intense hydrothermal alteration, pyritization and fracturing in an area of approximately eleven square miles have long attracted the attention of several companies searching for a large porphyry copper deposit. In 1960 through 1967, Bear Creek Mining Company drilled 42 holes, totalling about 57,000 feet, in an area of approximately four square miles west of the old Courtland town site. This effort was unsuccessful.

Beginning in 1956, Santa Fe Mining Company drilled 108 holes in three main areas: Maude Hill (1986) with 14 holes; an expansion of the MEXCO grid at Star Hill (1989 through 1990) with 52 holes; concentrating only on high-grade mineralization; and enlargement of the Courtland bulk-tonnage replacement copper deposit (1990) with 42 holes. Newmont Mining Company had previously drilled four bulk-tonnage discovery holes at Courtland in 1988.

Mineralization

The Hill Copper Property contains two known types of mineralization: primary and secondary. Primary mineralization is at depth and secondary mineralization is closer to the surface.

(1)	Primary Mineralization (milling required, not amenable to heap leaching):

Massive pyrite-chalcopyrite (Cu), sphalerite (Zn), magnetic (iron oxide) sulphide mineralization, with some gold and silver, occuring in skarn or as replacement deposits hosted in the Abrigo limestone. This mineralization was the focus of historic underground mining operations. Lower grade, disseminated sulphide mineralization is more confined to intrusive porphyries, but is often present as well as in the Bolsa quartzite and the Abrigo limestone.

Hydrothermal alteration in the wall rock typically consists of intense stockwork and pervasive silicification, along with strong sericitization and argillization to the extent that rocks in the drill core are often unidentifiable.

(2)	Secondary mineralization (amenable to heap leaching and SX/EW recovery):

Near-surface mineralization was later oxidized, leached and heavily iron-stained. Some limestone areas contain copper oxide minerals (malachite, azurite or turquoise) or zinc oxide minerals, like smithsonite, ZnCO3. Underlying the oxide zone is an extensive supergene blanket, containing chalcocite (Cu2S, a mineral with 79% copper) and is mainly developed in chemically unreactive rocks such as granite, porphyry and quartzite.

This enrichment blanket, along with the underlying mineralization, was later offset by numerous steep, closely spaced faults making lateral projection difficult.

The oxide mineralization is probably the most economically attractive in the Hill Copper area because it is close to the surface, and might be mined with lower cost open-pit mining methods. In addition, the copper oxide mineralization values are usually higher than in the underlying surergene blanket copper values.

Our Current Drilling Program

Beginning in late 2005, ARI increased the potential for discovering bulk-tonnage mineral resources at Star Hill, now named the Hill Copper Project, by re-evaluating the data from earlier drilling programs and by confirmatory drilling. The long, linear Courtland mineralized zone was expanded several thousand feet into the new South Courtland mineralized zone by recent drilling, as well as by re-evaluation of considerable historic drilling.

The three major factors for increasing bulk-tonnage mineralization were: 1) the recent increase in copper, zinc, gold and silver prices; 2 )the discovery of an extensive chalcocite (Cu2S) blanket in non-reactive rocks, locally overlain by copper-zinc oxides with local by-product gold in chemically reactive limestone, all virtually ignored in previous evaluations; and 3) our thorough evaluation of the zinc mineralization potential in the area. Zinc was essentially ignored in the previous drilling programs.

The confirmation drilling program identified several attractive exploration targets in previously drilled, or yet to be drilled, areas.

Initial confirmation exploration drilling was focused on developing a level of confidence in previous drilling results in the Courtland area through twinning three Newmont and Santa Fe holes. Bolsa holes #73, #21 and #100 confirmed or exceeded the previous drilling results.

Eight new exploration targets have been identified in the area. Subsequent drilling tested two targets in Courtland South. One target in the south, verified with two drill holes (Bolsa holes #53 and #101) the presence of a significant mineralized zinc zone. Bolsa’s holes were equal to or better than previous drill results.

A second target in Courtland South tested the near surface copper oxide exposures with Bolsa’s holes #102, #103, #104 and #105. Gemstone mining was done here in the past for malachite, turquoise and chrysocolla. Our drilling results discovered a substantial new copper oxide zone near the surface with significant mineralization potential.

Future drilling will focus on outlining this new near-surface copper oxide zone with the objective to define a heap-leachable deposit that could possibly be fast-tracked to early production.

Resource Evaluation – Hill Copper Property

A resource estimation in the MAN area is being conducted by an independent engineering firm, Chlumsky, Armbrust & Meyer based on assay drill results of 101 holes drilled by Santa Fe Mining (44 holes), MEXCO (52 holes) and Great Grey Resources (5 holes). This will be a global estimation based on drill-hole plots on 13 east-northeast to west-southwest cross sections, each 150 to 300 feet apart. Different cut-offs will be used; 0.1%, 0.2% and 0.3% copper. The results are expected in April 2007.

Subsequently, the resource estimation in the Courtland area will be calculated based on the assay results of 46 holes drilled by Santa Fe Mining (42 holes) and Newmont Mining (4 holes).

Gavilanes Property

Through Minera Milenium, we hold an option to earn a 100% undivided interest in certain mining claims/concessions situated in the Tamazula District, Durango, Mexico known as the Gavilanes Property. The Gavilanes Property consisted initially of mining claims/concessions covering approximately 100 hectares, identified as title number 185397, expediente (brief) 321.1/24569 and granted by the Dirección General de Minas and inscribed with number 577, on page 145 of Volume number 251 of the General book of Mining Concessions of the Public Mines register in Mexico City, D.F. Subsequently, 900 hectares of exploration concessions were staked around the initial Gavilanes property.

Option Terms

Pursuant to the terms of the option agreement dated August 18, 2005, between ARI and Minera Holmex, S.A. de C.V., a company incorporated under the laws of the State of Sinaloa, Republic of Mexico, and wholly-owned by Dr. Frederik Warnaars, ARI acquired the right to earn up to a 100% free and clear interest in the mineral exploration and development in the three mining claims/concessions, covering approximately 1,000 hectares. ARI assigned all of its interest in this option to its 98% owned subsidiary, Minera Milenium. In consideration for the option we paid Minera Holmex an amount equal to the taxes in arrears for the years 2001 and 2002 and the aggregate sum of P63,536 (Mexican Pesos) plus late payment penalties (approximately $6,100).

To maintain the option in good standing, we will need to make the following payments to Minera Holmex, S.A. de C.V. no later than the dates provided below:

Payment Due Date	Cash
August 15, 2006 (paid in 2006)	$—
February 15, 2007 (paid in 2007)	15,000
August 15, 2007	15,000
February 15, 2008	20,000
August 15, 2008	20,000
February 15, 2009	25,000
August 15, 2009	25,000
February 15, 2010	30,000
August 15, 2010	30,000
February 15, 2011	305,000

Payments Remaining December 31, 2006	$485,000

The Gavilanes Property is subject to a 3% net smelter royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico. There are no provisions in the option whereby we can purchase all or a portion of the smelter royalty from Mr. Modesto Rivas Beltran.

The smelter royalty will be payable only from the actual proceeds received by our company from any future mint, smelter, refinery or other purchaser from the sale of any ore, metals (including bullion) or concentrates we may produce and sell from the Gavilanes Property, or proceeds we may receive from an insurer in respect of our mineral products, after deducting certain expenses related to certain costs to our company of the extraction, preparation and sale of our mineral products. The smelter royalty shall be paid to Mr. Modesto Rivas Beltran on a quarterly basis within 45 days of the end of each fiscal quarter.

Location and Access

The Gavilanes Property is located approximately 70 km east of Culiacan, near the hamlet of Chiqueritos and can be reached by small fixed wing aircraft or a five-hour drive from Culiacan via Tamazula. Less than 100 people reside in Chiqueritos. In the Map below, the area subject to our Option is identified as Los Gavilanes, an area directly south of Chiqueritos village. Reconnaissance mapping and sampling was completed over an area of about 5 square kilometers from the area near the airport, about 2.5 kilometres northwest of Chiqueritos, to the San Andres area in the south.

We carried out road building for roads to access possible drill platforms in the spring of 2005 and late 2006 These roads have provided access to many rock exposures on both the northern and southern flanks of the Gavilanes ridge. To date, we have completed approximately 7.9 kilometers of roadway.

Location of Gavilanes Property

Geology

The area near the Gavilanes Property is underlain by a metasedimentary sequence of possible early Mesozoic age rocks consisting of schists, shales, phyllites, quartzites and meta-arkoses that reach low-grade greenschist metamorphism.

The sequence is intruded by fine-grained dacite porphyries with variable amounts of biotite and/or hornblende and/or magnetite with different porphyritic textures. Various porphyry intrusions may be present or possibly one intrusive with many local variations. Hydrothermal alterations and surface weathering are often intense and pervasive, so it is difficult at this stage to separate and map the various intrusions or different phases. At one location in the San Andres area, an unaltered porphyry was found. A hornblende concentrate separated from this porphyry was dated by the potassium-argon (K-Ar) age method and gave an age of 62.5 million years (early Paleocene). Porphyry intrusions are exposed over an area of two km in a north-south direction and about one km in an east-west direction. To the east and south they are covered by post-mineral volcanics. A weakly mineralized and weakly altered hydrothermal system was dated as a “whole rock” specimen and gave an age of 42.3 million years (mid-Eocene).

An un-brecciated contact of dacite porphyry with various types of metasediments is exposed in the creek west of Chiqueritos village. This contact is diffuse and consists of a hybrid zone with assimilated sediments and contaminated intrusives suggesting a slow process of emplacement.

Strike and dip of metasediments to the northeast, north, west and in upper reaches of Arroyo del Oso in the south suggest a doming effect caused by the dacite porphyry complex.

An equigranular medium-grained granodiorite is exposed along the road between the airport and Chiqueritos. This is probably part of a batholith exposed further west. It is un-mineralized and intrudes the metasediments. A K-Ar age determination of hornblendes separated from granodiorite resulted in an age of 81.2 million years (upper Cretaceous).

Many post-mineral felsic and mafic dikes cut the area. Their widths vary between 30 cm to 9 meters and are mostly steeply dipping. At various places, they can be followed over a distance of more than 1,000 meters.

The youngest rocks are Miocene volcanics covering the area to the east and south. They are flat-lying and cover the mountains above the 1,200 to 1,300 meter elevation. Part of the prospect may have oxidized prior to the deposition of the volcanic sequence. Oxidized and mineralized porphyries are therefore anticipated to exist below the volcanics to the east. Gavilanes ridge is undergoing, at present, a second stage of oxidation superimposed on an earlier oxidation stage.

Exploration Program – Gavilanes Property

The exploration program for our Gavilanes Property will evaluate the mineral potential of mine waste from historic mining operations, together with surface and near-surface mineralization, as well as deep mineralization.

Phase I: We conducted a due diligence phase evaluating all the pertinent data in Culiacan, followed by a field visit. This Phase took about six days to complete and improved our existing information regarding the geology, alteration and gold/silver/molybdenum distribution at the Gavilanes Property. Phase I helped to identify and mark various drill hole locations and plan the initial drilling phase. The total cost for Phase I was $20,000

Phase 2: Phase II consisted of trenching and access road building over 3.5 kilometers on the north end of the property to expose a newly discovered gold-bearing hydrothermal breccia (called San José) near the headwaters of Las Cuevas Creek. The terrain is extremely steep and progress was slow in the narrow canyon.

The breccia is about 150 meters wide in a northwest to southeast direction and over 750 meters long in a northeast to southwest direction. A total of 83 trench and road cut samples were taken with encouraging results, with erratic gold values up to a few parts of gold per million. The matrix is very gossanous after massive sulphides, probably pyrite. The breccia fragments consist of either metasediments or porphyries, or a mixture of both. Part of the breccia is well silicified and appears to have better than average gold values, ranging between 0.1 and 0.4 parts of gold per million, based upon 40 assay results. The remaining 43 assay results are expected at the end of March 2007.

At this stage it is not clear if the San José breccia constitutes a drilling target.

The next phase will be dependent upon the final results of Phase II, and will likely include, together with necessary permitting, a drilling program of seven holes for a total of approximately 2,000 meters; nearly 300 meters per hole. The estimated cost is $270,000 and should take three to four months to complete.

Budget of Gavilanes Property

Phase III	Estimated Cost
Drilling (2000 meters at $100 per meter)	$200,000
Transportation	20,000
Lodging and Food	6,500
Professional Fees and Labour	18,450
Contingency	10,050
Property Payment	15,000

Phase III Total	$270,000

Lake Iliamna Property, Alaska

By mineral staking in March 2004, we acquired a 100% interest in twenty-five mineral claims located in the State of Alaska approximately 7.5 miles northwest of Lake Iliamna which is 215 miles south-west of Anchorage, Alaska. During November 2006, we allowed our interest in the Alaska property to lapse and we have no ongoing interest in that property.

Subsidiaries

On August 17, 2006 we completed our acquisition of all of the issued and outstanding common stock of Aurelio Resources, Inc., a privately-owned Colorado corporation engaged in mineral exploration, pursuant to an agreement we entered into with ARI and its shareholders dated April 27, 2006, as amended on June 9, 2006 and further amended July 13, 2006 and on July 21, 2006. As a result of the share purchase transaction, ARI is now a wholly-owned subsidiary of our company and we indirectly acquired all of its assets. In particular, we acquired properties in southeastern Arizona, now held through our wholly-owned subsidiary Bolsa Resources, Inc., an Arizona corporation. We also own 98% of the issued and outstanding common shares of Minera Milenium, a Mexican incorporated company which holds an option to earn a 100% interest in 3 mining claims/concessions in Durango, Mexico, known as the Gavilanes Property.

ITEM 3	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that have been or are currently being undertaken for or against us nor are we aware of any contemplated.

ITEM 4	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to our security holders to be voted upon during the seven months ended December 31, 2006.

PART II

ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares are currently trading on the OTC Bulletin Board under the symbol AULO. Our shares commenced trading on the OTC Bulletin Board on November 16, 2004 under the symbol FURR. On June 16, 2006, we changed our name to Aurelio Resource Corporation and effected a six and one-half for one (6.5:1) forward stock split resulting in the new symbol.

The high and the low bid prices for our common shares reported for the OTC Bulletin Board for each of the quarters during the year ended May 31, 2006 and for the two quarters and the month of December in the seven months ended December 31, 2006 are set forth in the table below.

The high and low prices for the Common Shares reported for the OTC Bulletin Board for each of the quarters during the years ended May 31st, 2006 and December 31, 2006 are set forth in the table below:

		High	Low
2005	June to August	$0.06	$0.06
	September to November	0.06	0.06
2005/2006	December to February	0.06	0.06
2006	March to May	0.06	0.06
	June to August	1.01	0.06
	September to November	1.25	0.73
	December	0.94	0.75

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders of our Common Stock

As of March 28, 2007, there were 47 registered shareholders of our common stock.

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

Equity Compensation Plan Information

On September 15, 2006, the directors adopted the 2006 Stock Option Plan (“the Plan”) and reserved two million eight hundred thousand (2,800,000) common shares to be made available for grant. The Plan is administered by the Compensation Committee of the Board. Additional information about the Plan is set forth under “Stock Option Plan” in Item 10.

Plan Category	No. of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	500,000	$0.81	2,300,000

Recent Sales of Unregistered Securities

On August 17, 2006, we issued 10,000,000 shares of our common stock without registration to the shareholders of Aurelio Resources, Inc. pursuant to an exemption from registration as set out under Rule 506 of Regulation D to both accredited and non-accredited investors and pursuant to an exemption from registration as set out under Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering these securities. The following table sets out the purchasers of these 10,000,000 shares of common stock of our company:

Number of Shares of our Common Stock Acquired
Fred Warnaars 6373 S. Yates Court Littleton, CO 80123	6,000,000

International American Resources, Inc. 6373 S. Yates Court Littleton, CO 80123	800,000

Stephen Doppler 1696 Ajax Lane Evergreen, CO 80439	500,000

David C. Jonson 3082 S. Wheeling Way #410 Aurora, CO 80014	700,000

Jonson Management Inc. 3082 S. Wheeling Way #410 Aurora, CO 80014	800,000

David S. Johnson 740 Gilpin St. Denver, CO 80218	250,000

Hernandez Family Trust P.O. Box 61 Pearce, AZ 85625	200,000

Steve Stine 17055 East Dorado Circle Centennial, CO 80015	250,000

Briner Group Holdings Inc. Suite 510, 999 West Hastings Street Vancouver, BC V6C 2W2	500,000

Total	10,000,000

On September 29, 2006, we closed a non-brokered private placement financing and issued 4,000,000 shares of our common stock for gross proceeds of $1.6 million. We issued the securities to twenty-six (26) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to two US Accredited Investors (as this term is defined in Regulation D under the 1933 Act). No advertising or general solicitation was employed in offering these securities. The following table sets out the purchasers of these 4,000,000 shares of common stock of our company:

Number of Shares of our Common Stock Acquired

Kevin Moe 808 – 1011 Beach Avenue Vancouver, BC V6C 1T8	300,000

financial.de AG Wanderweg 52 86316 Friedberg Germany	50,000

Number of Shares of our Common Stock Acquired
Brunner - Joach IM (IR-World.com) Wickepointgasse 13 4611 Buchkirchen Austria	50,000

Middlemarch Partners Ltd. 94 Mount Street London W1K 2SZ United Kingdom	125,000

Silver Capital AG Oliver Frank Woernergasse 5 D-35510 Butzbach-Hochweisel Germany	20,000

Oliver Frank Woernergasse 5 D-35510 Butzbach- Hochweisel Germany	20,000

Rick R. McGrath 9311 Kirkmond Crescent Richmond, BC V7E 1M7	120,000

Burton Egger Suite 804 – 1233 West Cordova St. Vancouver, BC V6C 3R1	100,000

Frederick Doyne Harstone 3209 West 48th Avenue Vancouver, BC V6N 3P7	250,000

Osgoode Developments Inc. Suite 220 – 7565 132 Street Surrey, BC V3S 6B2	100,000

Gregory Kane 470 Acacia Avenue Ottawa, Ontario K1M 0M2	100,000

Accent Marketing Ltd. Deisenhofener Strasse 79c 81539 Munich Germany	50,000

Juliano Overseas Limited 19 Seaton Place St. Helier, Jersey JEZ 3QL Channel Islands, UK	41,250

Hilldon Trading Limited 19 Seaton Place St. Helier, Jersey JEZ 3QL Channel Islands, UK	382,500

Romeo D’Angela 90 Adelaide Street West, Suite 800 Toronto, Ontario M5H 3V9	125,000

Number of Shares of our Common Stock Acquired
Ennio D’Angela 90 Adelaide Street West, Suite 800 Toronto, Ontario M5H 3V9 Tel: (416) 862-2626	250,000

Grant Grimshaw 8175 Meadow Lane Whistler, BC V0N 1B8	62,500

Jeffrey Berwick Suite 520 – 1027 Davie Street Vancouver, BC V6E 4L2 Phone: n/a	75,000

Sanovest Holdings Ltd. Suite 411 – 375 Water Street Vancouver, BC V6B 5C6	250,000

Nick DeMare 4338 Frances Street Burnaby, BC V6E 3V7	62,500

0760838 B.C. Ltd. #314 – 2906 West Broadway Vancouver, BC	125,000

Pinetree Resource Partnership 130 King Street West, Suite 2810 Toronto, Ontario M5X 1A9	500,000

Rakesh Dhir 8592 No. 5 Road Richmond, BC V6Y 2V5	500,000

Stephen Ray Stine 17055 E. Dorado Circle Centennial, CO 80015	25,000

Quisqueya Holdings, Ltd. Cento Colon, 8V0 Piso, Oficina 8-4 Paeso Colon, San Jose Costa Rica	125,000

Graeme Renton Flat 4B, 222 Great Portland Street London, England W1W 5Q2 United Kingdom	83,125

Keith Neumeyer Flat 2 – Hanway Place London, England W1T 1HF	83,125

Fred W. Warnaars 6973 South Yates Court Littleton, CO 80123	25,000

Total	4,000,000

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our audited financial statements and the related notes for the seven months ended December 31, 2006 and for the year ended May 31, 2006 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in Item 1 – Description of Business – Risk Factors of this annual report.

Overview

We were incorporated in the State of Nevada on February 19, 2004 under the name Furio Resources, Inc. We are an exploration stage company engaged in the exploration of mineral properties and we may also, from time to time, acquire additional mineral properties to explore. We have focused our efforts since incorporation acquiring mineral properties and carrying out exploration activities on those mineral properties.

We changed our name to Aurelio Resource Corporation effective June 16, 2006 and implemented a six and one-half (6.5) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 487,500,000 shares of common stock with a par value of $0.001.

On August 17, 2006 we completed our acquisition of all of the issued and outstanding common stock of Aurelio Resources, Inc., a privately-owned Colorado corporation engaged in mineral exploration, pursuant to an agreement we entered into with Aurelio Resources, Inc. (“ARI”) and its shareholders dated April 27, 2006, as amended on June 9, 2006 and further amended on July 13, 2006 and on July 21, 2006. As a result of our acquisition of ARI, we indirectly acquired all of its assets. In particular, we acquired properties in Arizona, now referred to as our Hill Copper Project and held through our wholly-owned subsidiary Bolsa Resources, Inc. (“Bolsa”), and a 98% interest in Minera Milenium S.A. de C.V. (“Minera Milenium”), a company incorporated in Mexico which holds an option to acquire a 100% interest in the Gavilanes Property.

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

Plan of Operations

Our plan of operations for the next twelve months involves the implementation of phased exploration programs and additional property acquisitions for our Hill Copper Project in Arizona and our Gavilanes Property in Mexico. We will undertake these operations with our existing management and field personnel and will contract for additional labor on a project basis as required. We do not anticipate any major purchases or sales of plant and equipment as we intend to sub-contract the drilling programs and outsource the assaying, resource estimation, engineering and metallurgical studies.

We wish to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our mineral properties:

Hill Copper Project, Arizona:

We plan to acquire additional land adjoining our Courtland area and the MAN claims on the Hill Copper Project, through negotiations with private landholders and through staking “free” land. We anticipate that the next phase of the work program will cost approximately $850,000 over the next six months and approximately $3,400,000 over the next twelve months, for exploration, engineering, environmental and metallurgical studies, property payments and land acquisition. We will need to raise additional funds in order to conduct these exploration programs and for the land acquisitions.

The planned six month exploration program will include further drill programs totaling approximately 17,000 feet of reverse circulation drilling on our current landholdings to confirm the previously identified resources and to test additional exploration targets with the goal of increasing the resource estimates. We anticipate that this drill program will cost approximately $680,000 and take most of the six months to complete. We have also budgeted to continue both diamond drilling and reverse circulation drilling in the twelve month program and for preliminary scoping and pre-feasibility studies.

Gavilanes Property:

We plan to make the option payments due February 15, 2007 and August 15, 2007 in order to keep the Gavilanes option in good standing. These two payments will total $30,000. We will need to raise additional funds in order to make these option payments.

Our planned six month exploration program includes 7,000 feet of diamond drilling to test the seven best targets identified to date on the Gavilanes Property. Based on our review of all the pertinent data available on the property, we are pursuing our goal of identifying a bulk mineable, open pittable deposit at Gavilanes. The budget for this drill program is approximately $280,000 and we expect that to be completed well within the six months. If this program shows the expected results, we will then undertake a larger program of up to 15,000 feet of diamond drilling on the property, which is budgeted to cost approximately $600,000 and, as long as funding is available, we would anticipate completing this within the next twelve months

Lake Iliamna Property, Alaska

By mineral staking in March 2004, we acquired a 100% interest in twenty-five mineral claims located in the State of Alaska approximately 7.5 miles northwest of Lake Iliamna which is 215 miles south-west of Anchorage, Alaska. During November 2006, we allowed our interest in the Alaska property to lapse and we have no ongoing interest in that property.

General Operating Expenses

We anticipate spending approximately $100,000 in ongoing general and administrative expenses per month for the next six months, while our total general and administrative expense over the whole of the next twelve months is expected to total approximately $2,000,000. In addition, we plan to make property payments on new and our existing property agreements of approximately $300,000 over the six months and approximately $1,000,000 over the next twelve months, and these payments may be expensed. We plan to spend approximately $1,100,000 for exploration and engineering studies over the next six months and approximately $6,000,000 for exploration programs, land payments and property acquisitions and engineering studies during the twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the our management and field personnel, accounting and reporting expenses, audit and legal work relating to our regulatory filings, as well as transfer agent fees, promotion and investor relations activities and the costs of maintaining our executive office in Littleton, Colorado and our field offices in Arizona and in Culiacan, Mexico.

The following discussion should be read in conjunction with the pro forma financial statements accompanying this Form 10-KSB. At December 31, 2006, we had cash on hand of $464,521 and working capital of $350,463. Our cash and working capital will not be sufficient to enable us to pay for the costs of our exploration and general and administrative expenses. We will have to raise additional capital in order to pay for our exploration and anticipated general and administrative expenses. Our ability to complete the next phases of our recommended work programs will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

During the next twelve-month period, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the next phase of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan might not succeed. Even if we are successful in obtaining equity financing to fund the next phase of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of the work program. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Cash Requirements

For the next 12 months we plan to continue to explore for base metals on our Hill Copper Project in Arizona, and to explore for precious metals on our Gavilanes Property in Mexico. Our budget for the next six months is $2,000,000 and for the full 12 months (which includes additional property payments) our budget is $6,000,000.

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

Results of Operations

We have had no operating revenues since our inception on February 19, 2004, through to December 31, 2006.

Following the acquisition of ARI we have focused most of our attention during the seven months ended December 31, 2006 on the Hill Copper Project in Arizona. There we purchased 30 patented claims on approximately 545 acres in the Courtland area from Hope Mining and staked an additional 18 MAN claims on the property and now have a total of 31unpatented MAN claims. We acquired a data base that includes assay results from 274 holes drilled from the 1950s to the 1990s and were able to develop preliminary in-house copper resource estimates. And, we commenced a 6,000-foot drilling program in the Courtland area to confirm the results from the historic drilling in the data base. While our drilling resulted in similar results as the previous drilling campaigns, some of the drilling was significantly better and we discovered two new zones in the south Courtland area, and a near-surface copper oxide zone and a zone of zinc mineralization. Our mineral property expenditures totaled $460,000 in the seven months, but the drilling was not finished at year-end and our exploration program was not completed until early in 2007.

During the comparative period, being the year ended May 31, 2006 which was prior to the change of name and direction of our company, we incurred operating costs of $36,750. These operating costs included $29,026 in professional fees for the ongoing legal and accounting costs of the quarterly and annual filings. We also incurred mineral property expenditures during the year ended May 31, 2006, of $6,430, which included the $2,500 annual rental fee to the State of Alaska and the final costs of the Phase I work program conducted on the Alaska property in the summer of 2005.

Our loss for the seven months ended December 31, 2006 was $957,221, and this included the expensing of all our exploration programs and overhead costs, including some non-cash compensation expense for stock options issued to our directors and officers. This loss compared with a loss of $36,750 in the year ended May 31, 2006 (and during that year the company had essentially been dormant) and brought our loss accumulated since inception to $1,069,276 at December 31, 2006. Our cash used in operations, which was primarily focused on exploring the Hill Copper Project, was $851,290 during the seven months ended December 31, 2006 (compared with cash used of $48,816 in the year ended May 31, 2006) and we used a further $285,130 during the seven months for the deposit for the purchase of the Courtland area patented mining claims ($253,614) and for some fixed asset purchases.

Liquidity and Capital Resources

At December 31, 2006, we had cash on hand of $464,521 and working capital of $350,463.

We anticipate that our cash and working capital will only be sufficient to enable us to pay for the costs of our exploration programs and general and administrative expenses for approximately the next four months. Accordingly, our ability to complete our ongoing exploration activities and the next phase of our recommended work programs will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

During the next twelve-month period, we anticipate that we will not generate any revenue. Therefore, we must obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the next phase of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund the next phase of our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of the work program. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

We may consider entering into a joint venture arrangement to provide the required funding to develop our patented and unpatented mineral claims. We have not undertaken any efforts to locate a joint venture partner for this to date. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our properties. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our properties to the joint venture partner. Our requirements for additional financing are discussed in further detail above under the heading Plan of Operation.

Cash used in operating activities was $851,290 for the seven months ended December 31, 2006, which reflects the costs of our operations for the period, as compared with cash used in operating activities of $48,816 during the year ended May 31, 2006. The difference in the amount of cash used in the periods reflects the active exploration program we initiated in September 2006 on the Hill Copper Project in Arizona.

We have funded our business to date from sales of our common stock. Gross cash proceeds from the sale of our common shares during the period from inception, on February 19, 2004, through December 31, 2006, totaled $1,544,514 (after adjustments when we acquired ARI), with $1,600,000 from the private placement closed in September 2006.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuance of additional shares will result in dilution to our existing shareholders. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our properties.

Subsequent Events

In early February 2007, we announced that we had reached an agreement in principle with Newmont Mining Corporation to purchase two of its patented mineral claims. These claims, known as the Banner claim and the Australia claim, are adjacent to our 31 unpatented MAN claims in Arizona. Newmont has agreed to a purchase price of $100,000 and we agreed to give a 1% Net Smelter Returns Royalty on the patented claims as well as any properties we currently own or acquire within a designated Area of Interest. We expect to close on the agreement with Newmont by early April 2007. In addition, we gave Newmont a Right of First Offer with respect to any option, joint venture, sale or any other disposition of the property to a third party. We also acquired an extensive exploration file of the Courtland-Gleeson Mining District, Cochise County, Arizona, where the Hill Copper Project is located including the logs and assay results of 274 holes, drilled by ten different companies between the 1950s to the late 1980s. These companies include Santa Fe Mining, Asarco Mining, Kennecott Copper, MEXCO (a division of Union Oil) and Great Gray Resources.

Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations as of December 31, 2006	Total	Less then 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt(1)	$26,601	$8,693	$17,908	$—	$—
Note payable – Courtland Claims(2)
Interest	194,750	57,000	114,000	23,750	—
Principal	950,000	—	—	950,000	—
MAN Claims – annual renewal fees(3)	3,875	3,875	7,750	7,750	—
Gavilanes option payments (4)	485,000	30,000	90,000	365,000	—

(1)	The long-term debt was to finance the purchase of office equipment and is a 36-month note payable under a business installment loan from JPMorgan Chase Bank, NA. The interest rate is 12.25% simple interest and the loan is cash collateralized.

(2)	The purchase of the 30 patented Courtland Claims (which form part of the Hill Copper Project) from Hope Mining and Milling Company was closed on September 18, 2006 with the payment of the deposit of $250,000. In addition to the acquisition price, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.

(3)	For each of our 31 MAN claims on the Hill Copper Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.

(4)	In addition to the total of the option payments (as above) for the purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

During the seven months ended December 31, 2006 we entered into consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provide services to our company. During the seven months we paid consulting fees in lieu of salaries to our president, company officers and directors of $129,159 in total. These fees were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

As of December 31, 2006 the Company owed $15,319 to the same related parties for consulting fees and for the reimbursement of expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. The most significant policy we have implemented is to capitalize the cost of acquiring the patented mining claims which form the core part of our Hill Copper Project. Our significant accounting policies are disclosed in Note 3 to the audited consolidated financial statements included in this Annual Report on Form 10-KSB. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

ITEM 7	FINANCIAL STATEMENTS

Our audited financial statements for the seven months ended December 31, 2006, are described below:

(a) Report of Independent Registered Public Accounting Firm	29

(b) Consolidated Balance Sheets as at December 31, 2006 and May 31, 2006	30

(c) Consolidated Statements of Operations for the seven months ended December 31, 2006, the year ended May 31, 2006 and the period from inception (February 19, 2004) to December 31, 2006	31

(d) Consolidated Statements of Stockholders’ Equity (Deficit) for the period from inception (February 19, 2004) to December 31, 2006	32

(e) Consolidated Statements of Cash Flows for the seven months ended December 31, 2006, the year ended May 31, 2006 and the period from inception (February 19, 2004) to December 31, 2006	33

(f) Notes to the Consolidated Financial Statements	35

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Aurelio Resource Corporation

We have audited the accompanying consolidated balance sheets of Aurelio Resource Corporation (formerly Furio Resources, Inc.) as of December 31, 2006 and May 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the seven months ended December 31, 2006 and the year ended May 31, 2006 and for the period from inception (February 19, 2004) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Aurelio Resource Corporation as of May 31, 2005 were audited by other auditors whose report dated July 19, 2005 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Aurelio Resource Corporation as of December 31, 2006 and May 31, 2006 and the results of operations and cash flows for the seven months ended December 31, 2006 and the year ended May 31, 2006 and for the period from inception (February 19, 2004) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of $957,221 for the seven months ended December 31, 2006, and has an accumulated deficit of $1,069,276 at December 31, 2006. These factors, and others discussed in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Mason Russell West, LLC
Littleton, CO March 27, 2007

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2006	May 31, 2006
ASSETS
Current assets
Cash	$464,521	$2,521
Security deposits	2,255	—
Deposit for core drilling	150,000	—

Total current assets	616,776	2,521

Mining claims	1,203,614	—
Equipment, net	55,489	—

	1,259,103	—

Total Assets	$1,875,879	$2,521

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$242,301	$18,376
Accounts payable-related parties	15,319	—
Current portion of long-term debt	8,693	—

Total current liabilities	266,313	18,376

Long-term debt	17,908	—
Note payable - Courtland Claims	950,000	—

	967,908	—

Total Liabilities	1,234,221	18,376

Stockholders’ Equity
Common stock, $0.001 par value;
487,500,000 shares authorized;
32,436,500 issued and outstanding	32,437	31,402
Additional paid in capital	1,680,077	64,798
Deficit accumulated during exploration stage	(1,069,276)	(112,055)
Cumulative effect of currency translation	(1,580)	—

Total Stockholders’ Equity	641,658	(15,855)

Total Liabilities and Stockholders’ Equity	$1,875,879	$2,521

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Seven Months Ended Dec. 31, 2006	Twelve Months Ended May 31, 2006	Feb. 19, 2004 (Inception) Through Dec. 31, 2006
Revenue	$—	$—	$—
Expenses:
Bank charges	1,560	134	1,961
Depreciation	2,628	—	2,628
Non-cash compensation expense	168,000	—	168,000
General and administrative expenses	77,181	—	77,181
Mineral property expenditures	459,835	6,430	509,959
Office expenses	38,080	660	39,444
Professional and filing fees	193,326	29,026	252,132
Transfer agent	1,700	500	3,375
Travel	22,032	—	22,032

	964,342	36,750	1,076,712

Loss from operations	(964,342)	(36,750)	(1,076,712)
Other income (expense)
Interest income	8,154	—	8,469
Interest expense	(1,033)	—	(1,033)

Income (loss) before provision for income tax	(957,221)	(36,750)	(1,069,276)
Provision for income tax	—	—	—

Net income (loss)	(957,221)	(36,750)	(1,069,276)
Other comprehensive income (loss) - net of tax
Foreign currency translation gains (losses)	(1,580)	—	(1,580)

Comprehensive loss	$(958,801)	$(36,750)	$(1,070,856)

Net income (loss) per share
(Basic and fully diluted)	$(0.03)	$(0.00)

Weighted average number of common shares outstanding	31,260,355	31,401,500

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Cumulative Effect of Currency Translation	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, February 19, 2004 (date of inception)	—	$—	$—	$—	$—	$—
Common stock issued for cash at $0.002 per share, March 2004	13,000,000	13,000	7,000	—	—	20,000
Common stock issued for cash at $0.004 per share, April 2004	18,200,000	18,200	51,800	—	—	70,000
Common stock issued for cash at $0.03 per share, May 2004	201,500	202	5,998	—	—	6,200
Net loss	—	—	—	(14,607)	—	(14,607)

Balance, May 31, 2004	31,401,500	31,402	64,798	(14,607)	—	81,593
Net loss	—	—	—	(60,698)	—	(60,698)

Balance, May 31, 2005	31,401,500	31,402	64,798	(75,305)	—	20,895
Net loss	—	—	—	(36,750)	—	(36,750)

Balance, May 31, 2006	31,401,500	31,402	64,798	(112,055)	—	(15,855)
Common stock returned for cancellation	(12,965,000)	(12,965)	12,965	—	—	—
Common stock issued for acquisition of Subsidiaries	10,000,000	10,000	(161,686)	—	—	(151,686)
Common stock issued for cash at $0.40 per share, September 2006	4,000,000	4,000	1,596,000	—	—	1,600,000
Common stock options issued	—	—	168,000	—	—	168,000
Net loss	—	—	—	(957,221)	(1,580)	(958,801)

Balance, December 31, 2006	32,436,500	$32,437	$1,680,077	$(1,069,276)	$(1,580)	$641,658

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Seven Months Ended Dec. 31, 2006	Twelve Months Ended May 31, 2006	Feb. 19, 2004 (Inception) Through Dec. 31, 2006
Cash Flows From Operating Activities:
Net loss	$(957,221)	$(36,750)	$(1,069,276)
Adjustments to reconcile comprehensive loss to net cash provided by (used for) operating activities:
Depreciation	2,628	—	2,628
Non-cash compensation expense	168,000	—	168,000
Changes in current assets and liabilities:
Deposit for core drilling	(150,000)	—	(150,000)
Security deposits	(2,255)	—	(2,255)
Accounts payable and accrued liabilities	72,239	(12,066)	242,301
Accounts payable - related parties	15,319	—	15,319

Net cash provided by/(used for) operating activities	(851,290)	(48,816)	(793,283)

Cash Flows Used For Investing Activities:
Purchase of mining claims – net	(253,614)	—	(253,614)
Purchase of fixed assets – net	(31,516)	—	(31,516)

Net cash provided by/(used for) investing activities	(285,130)	—	(285,130)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Seven Months Ended Dec. 31, 2006	Twelve Months Ended May 31, 2006	Feb. 19, 2004 (Inception) Through Dec. 31, 2006
Cash Flows From Financing Activities:
Issuance of common stock for cash	1,600,000	—	1,544,514

Net cash provided by/(used for) financing activities	1,600,000	—	1,544,514

Effect of exchange rate changes on cash	(1,580)	—	(1,580)

Net Increase/(Decrease) In Cash	462,000	(48,816)	464,521
Cash At The Beginning Of The Period	2,521	51,337	—

Cash At The End Of The Period	$464,521	$2,521	$464,521

Schedule Of Non-Cash Investing And Financing Activities

Acquisition of Minera Milenium, S.A. de C.V.	$(46)	$—	$(46)
Acquisition of Aurelio Resources, Inc.	(151,640)	—	(151,640)

Supplemental Disclosure

Mineral properties	$1,203,614	$—	$1,203,614
Less note payable	(950,000)	—	(950,000)
Fixed asset purchases	58,117	—	58,117
Less long-term debt	(26,601)	—	(26,601)
Cash paid for interest	(1,033)	—	(1,033)
Cash paid for income taxes	—	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 19, 2004 (Inception) through December 31, 2006

NOTE 1 HISTORY AND ORGANIZATION OF THE COMPANY

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

On August 17, 2006, we completed our acquisition of all of the issued and outstanding common stock of Aurelio Resources, Inc. (“ARI”), a privately-owned Colorado corporation engaged in mineral exploration, pursuant to an agreement we entered into with ARI and its shareholders dated April 27, 2006, as amended on June 9, 2006 and further amended on July 13, 2006 and on July 21, 2006. As a result of our acquisition of ARI, we indirectly acquired all of its assets. In particular, we acquired properties in Arizona, now held through ARI and our wholly-owned subsidiary Bolsa Resources, Inc. (“Bolsa”), and a 98% interest in Minera Milenium S.A. de C.V. (“Minera Milenium”), a company incorporated in Mexico which holds an option to acquire a 100% interest in a property in Mexico.

NOTE 2 GOING CONCERN

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

December 31, 2006
Deficit accumulated during the exploration stage	$1,069,276
Working capital	$350,463

NOTE 3 SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies adopted by the Company are as follows:

Basis of consolidation and the preparation of financial statements

These consolidated financial statements are prepared and reported in United States (U.S.) dollars and in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the company and its subsidiaries. All inter-company balances and transactions have been eliminated. The company does not have any special purpose entities.

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

Foreign Currency Translation

The U.S. dollar is the functional currency of the Company. Transactions involving foreign currencies for items included in operations are translated into U.S. dollars using the monthly average exchange rate; monetary assets and liabilities are translated at the exchange rate prevailing at the balance sheet date and all other balance sheet items are translated at the historical rates applicable to the transactions that comprise the amounts. The cumulative effect of the translation of non-realized gains and losses are included in Stockholders’ Equity.

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

Equipment and depreciation

Equipment is recorded at cost, and depreciation is provided on a straight line basis over the estimated useful lives of the equipment of between three and seven years.

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

Environmental remediation

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. This Statement, among other things, allows a preparer to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not believe that the adoption of this Statement in fiscal 2007 will have a material impact on our consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140” This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not believe that the adoption of this Statement in fiscal 2007 will have a material impact on our consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact of adopting the provisions of FIN 48 in fiscal 2007.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurement” define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. The statement only applies to fair value measurements that are already required or permitted under current accounting standards and is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this Interpretation to have a significant effect on the company’s results of operations or financial position.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. d This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We do not expect the adoption of this Statement will have any impact on our consolidated results of operations or financial position.

NOTE 4 RELATED PARTY TRANSACTIONS

During the seven months ended December 31, 2006 we entered into consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provide services to our company. During the seven months we paid consulting fees in lieu of salaries to our president, company officers and directors of $129,159 in total. These fees were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

As of December 31, 2006 the Company owed $15,319 to the same related parties for consulting fees and for the reimbursement of business expenses.

NOTE 5 FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, notes payable and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. In each case, the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

NOTE 6 SEGMENT INFORMATION

The Company operated in two reportable segments, these being the exploration for copper and zinc on its Hill Copper Project in Arizona and the exploration for gold on its Gavilanes Property in Mexico.

NOTE 7 BUSINESS ACQUISITIONS

On July 5, 2006 the Company acquired 98% of the outstanding stock Minera Milenium in a transfer of benefit from ARI in a transaction accounted for as a business purchase. ARI was not a related party at the date of transfer. The net worth of Minera Milenium at fair value on July 5, 2006 was $(46). The primary reason for this acquisition was to acquire the rights to the option to earn a 100% interest in three mining claims/concessions in Durango, Mexico.

On August 17, 2006 the Company acquired 100% of ARI in a transaction accounted for as a business purchase, by issuing 10,000,000 shares for 100% of the outstanding stock of ARI. The net worth of ARI measured at fair value on August 17, 2006 was $(151,640). The primary reason for the acquisition was to acquire the 100% interest in thirteen mining claims on a property located in southeastern Arizona. The business objective of the company is now to progress the discovery, acquisition and exploration of advanced stage mineral properties with the potential to be expanded.

The purchase cost and the allocation of the purchase costs to ARI’s assets and liabilities (unaudited) are as follows:

Purchase cost

	Amount	Value
Issuance of Aurelio Resource Corporation common stock	10,000,000	$(151,640)

Allocation of Purchase Cost

Current assets	$10,875
Equipments, net	1,239
Accounts payable	(40,741)
Advance on investment	(103,150)
Accounts payable – related parties	(19,863)

Net Asset Value	$(151,640)

We have calculated unaudited proforma results of operations for the seven months ended December 31, 2006 and for the year ended May 31, 2006, presented as if the acquisition of ARI had taken place on June 1, 2006 and June 1, 2005, respectively. The results would have shown a net loss for the seven months ended December 31, 2006 of $969,863 or $(0.03) per share (unchanged) and a net loss for the year ended May 31, 2006 of $247,527 or $(0.01) per share.

NOTE 8 PROPERTY ACQUISITION

On May 15, 2006 our subsidiary, ARI, entered into a purchase and sale agreement with Hope Mining and Milling Company (“Hope MMC”), an Arizona corporation, concerning the acquisition by ARI of 30 patented mining claims known as the Courtland Claims and located in the Turquoise Mining District, Cochise County, Arizona. The purchase price for the subject property was $1,200,000.00 with a $250,000 down payment. The remaining balance of $950,000 is being carried on an interest-only four year term 6% straight line annual interest-only promissory note, secured by a deed of trust, with a balloon payment at the end of year four. On September 15, 2006, ARI, Bolsa and Hope MMC entered into an agreement amending the terms of the purchase agreement and, pursuant to the amending agreement, Bolsa accepted the assignment and completed the acquisition of the 30 patented mining claims from Hope MMC on September 18, 2006.

NOTE 9 LONG-TERM DEBT AND CONTRACTUAL OBLIGATIONS

As of December 31, 2006
Current debt:
Bank debt – portion payable within one year(1)	$8,693

$8,693
Long-term debt:
Bank debt – portion payable after one year(1)	$17,908
Note payable – Courtland Claims(2)	950,000

$967,908

There was no long-term debt in prior periods.

Contractual Obligations as of December 31, 2006	Total	Payable in 2007	Payable in 2008 & 2009	Payable in 2010 & 2011	Payable after 2011
Long-term debt(1)	$26,601	$8,693	$17,908	$—	$—
Note payable – Courtland Claims(2)
Interest	194,750	57,000	114,000	23,750	—
Principal	950,000	—	—	950,000	—
MAN Claims – annual renewal fees(3)	3,875	3,875	7,750	7,750	—
Gavilanes option payments (4)	485,000	30,000	90,000	365,000	—

(1)	The long-term debt was to finance the purchase of office equipment and is a 36-month note payable under a business installment loan from JPMorgan Chase Bank, NA. The interest rate is 12.25% simple interest and the loan is cash collateralized.

(2)	The purchase of the 30 patented Courtland Claims which form part of the Hill Copper Project (as described in Note 8 above) from Hope Mining and Milling Company was closed on September 15, 2006 with the payment of the deposit of $250,000. In addition to the acquisition price, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.

(3)	For each of our 31 MAN claims on the Hill Copper Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.

(4)	In addition to the total of the option payments (as above) for the purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

NOTE 10 OTHER COMMITMENTS AND CONTINGENCIES

a.	Property related Commitments

As described in Note 9 and set out in the table above, we have commitments for the interest on the Note Payable for the purchase of the Courtland Claims, annual renewal fees on our unpatented MAN claims, and option payments to retain the Gavilanes option. Meeting these obligations is fundamental to our being able to retain and explore our mineral properties.

In addition, should we produce precious or base metals on our properties, we would have to pay net smelter return royalties, also as described in Note 9 above.

b.	Office Rentals

We rent office space in Littleton, Colorado for $1,868 per month, including utilities, with a commitment through August 2007. We rent office space in Arizona, near our Hill Copper Project, for $500 per month with a commitment through October 2007. We also rent storage space near the Arizona property for $535 per month with a commitment through October 2007. We rent office space in Culiacan, Sinaloa, Mexico for P1,700 (approximately $160) per month, with a commitment through October 2007. Our total rent expense during the seven months ended December 31, 2006 was $9,794.

NOTE 11 EQUIPMENT

As at December 31, 2006	Cost	Depreciation	Net Book Value
Littleton – office furniture	$10,099	$348	$9,751
– office equipment	35,188	1,859	33,329
Mexico - truck	10,267	342	9,925
- furniture and equipment	2,563	79	2,484
Total	$58,117	$2,628	$55,489

NOTE 12 STOCKHOLDERS’ EQUITY

a.	Authorized

On June 16, 2006 we changed our name to Aurelio Resource Corporation and implemented a six and one-half (6.5) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 487,500,000 shares of common stock with a par value of $0.001.

b.	Issued and outstanding

On August 16, 2006 we cancelled 12,965,000 shares of our common stock as part of the transaction for the acquisition of ARI. On August 17, 2006 we completed our acquisition of all of the issued and outstanding common stock of ARI, a privately-owned Colorado corporation, pursuant to an agreement we entered into with ARI and its shareholders dated April 27, 2006, as amended on June 9, 2006 and further amended on July 13, 2006 and on July 21, 2006. On August 17, 2006 we issued 10,000,000 shares of our common stock to the shareholders of ARI, in exchange for all of the issued and outstanding common shares of ARI.

On September 29, 2006, we completed a private placement of four million shares of common stock at $0.40 per share for total gross proceeds of $1,600,000.

NOTE 13 STOCK OPTIONS

The board of directors adopted the 2006 Stock Option Plan (the “Plan”) on September 15, 2006 and reserved two million eight hundred thousand (2,800,000) common shares to be made available for grant under the Plan. The purpose of the Plan is to afford the persons who provide services to our company or any of its subsidiaries or affiliates, whether directors, officers, consultants or employees of our company or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in our company by permitting them to purchase common shares of our stock and to aid in attracting, as well as retaining and encouraging the continued involvement of such persons with us. Under the terms of the Plan, the board of directors has full authority to administer the Plan in accordance with the terms of the Plan and at any time amend or revise the terms of the Plan provided, however, that no amendment or revision shall alter the terms of options already granted. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan shall not exceed the maximum of 2,800,000 shares.

Under the Plan, the exercise price of the shares covered by each option shall be determined by the directors and shall be not less than the closing price of our common shares on the stock exchange, quotation system or stock exchanges on which the shares are listed on the date of the grant or the day the fair market value is to be determined or the immediately preceding the day on which the stock is reported. If granted to an employee or director the per share exercise price shall be not less than the fair market value of the share on the date of the grant, unless the grant is to an employee who holds more than 10% of the voting power of our stock, in which case the per share exercise price shall be not less than 110% of the fair market value on the date of the grant. Options granted under the Plan vest immediately for non-employee directors and the vesting schedule for all others granted options under the Plan will be established by the Board or a committee appointed by the Board to administer the Plan on behalf of the Board. Our company has not established a separate committee to this date. Options granted under the Plan will not be transferable and, if they are not exercised, will expire thirty (30) days following the date the optionee ceases to be director, officer, employee or consultant of our company unless by of death, in which case the option may be exercised within 12 months following the date of death.

At December 31, 2006, 2,300,000 options were available for grant under the Plan.

A summary of the status of the Plan as of December 31, 2006 showing the grants during the seven months then ended is as follows:

	Options	Weighted Average Exercise Price
Grants during the period (all exercisable)	500,000	$0.81
Outstanding at year-end	500,000	$0.81

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes model with the following assumptions: volatility 81%; risk-free interest rate of 4.97%; dividend yield of Nil; an expected life of between one and two years; and immediate vesting of the options. The weighted-average grant date fair market value of stock options granted during the seven months ended December 31, 2006 was $0.34.

NOTE 14 INCOME TAXES

The Company has net operating loss carry-forwards of approximately $1,069,276 (May 31, 2006 $112,055) available for deduction against future years’ taxable income. The valuation allowance increased to $378,590 (May 31, 2006 $39,219) during the period ended December 31, 2006, since the realization of the net operating loss carry-forwards is doubtful. It is reasonably possible that our estimate of the valuation allowance will change. The operating loss carry-forwards will expire between 2019 and 2022.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on any matter any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of our accountants would have caused them to make reference thereto in their reports on our audited financial statements.

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

ITEM 8A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the date of our most recently completed fiscal year. Based on his evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

During our most recently completed fiscal period ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

ITEM 8B	OTHER INFORMATION

None.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As of March 29, 2007, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dr. Frederik Warnaars	President and Chief Executive Officer and a Director	71	August 17, 2006
David C. Jonson	Vice-President of Exploration	77	August 17, 2006
Stephen Doppler	Chairman of the Board, Company Secretary and a Director	50	August 17, 2006
David S. Johnson	General Counsel and a Director	55	September 28, 2006
Stephen R. Stine	Director	59	September 28, 2006
Allan J. Marter	Chief Financial Officer and a Director	59	November 28, 2006

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Currently there are five seats on our board of directors. The officers of our company are appointed by our board of directors and serve until their successors are appointed by the board of directors or until their death, resignation or removal from office.

Business Experience

The following is a brief account of the education and business experience of each of our directors, executive officers and key employees during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Dr. Frederik Warnaars, President, Chief Executive Officer and a Director

Dr. Warnaars is the President and Chief Executive Officer and a director of our Company. Dr. Warnaars has accumulated over thirty-one years of experience in geology and the management of exploration and development teams. Since 1993, when Dr. Warnaars founded International American Resources, Inc. and Minera Holmex S.A. de C.V., Dr. Warnaars was able to acquire exploration properties, and to provide consulting services to various companies including MIM (Australia), Apex Silver Mines Ltd. and Queenstake. Prior to 1993, Dr. Warnaars acted in senior geological and consulting positions in many countries including Ecuador, Papua New Guinea and Chile with Cyrus Mineral Company, Cyprus Minera de Honduras, Behre Dolbear Riverside & Company, Exxon Minerals Company, Esso and Kennecott Copper Corporation. From 1965 to 1969, Dr. Warnaars was an assistant professor of geochemistry and geophysics at the University of Utrecht, Netherlands. Dr. Warnaars earned a Doctorate in Petrology from the University of Leyden, Netherlands, in 1967.

David C. Jonson, Vice-President Exploration

Mr. Jonson is the Vice-President of Exploration and was a director of our Company from August 17, 2006 to November 7, 2006. Mr. Jonson has over forty-four years of experience as a mining geologist, half of which were spent in management and the other half as a geological consultant. Since 1977, Mr. Jonson has provided consulting services to various clients during which he has made field or office evaluations of over 600 prospects, mines and mining districts and has discovered or identified numerous large, attractive precious and base metal prospects, prepared several bankable feasibility studies, and designing computerized mining models. Prior to 1977 Mr. Jonson was employed in various geological positions with Freeport Exploration Co., Midwest Oil Corp., Climax Molybdenum Co. and Newmont Mining Corp. After spending two years with the U.S. Army Corps of Engineers, Mr. Jonson earned a Master of Sciences in Geology from the Colorado School of Mines in 1955. Mr. Jonson is a Fellow with the Society of Economic Geologists.

Stephen Doppler, Chairman of the Board of Director, Secretary and a Director

Mr. Doppler is the Chairman and Secretary and a director of our Company. Mr. Doppler has worked in the mining industry for nearly 20 years. Since 1999, Mr. Doppler has acted as the managing director of Doppler & Associates of Colorado, a consulting firm specializing in reverse takeovers and other corporate transactions involving OTC-BB companies. From 1996 to 1999, Mr. Doppler acted as President, CEO and Chairman of Adamas Resources Corp., a junior resource company listed on the TSX Venture Exchange. Prior to 1996, Mr. Doppler provided advisory and consulting services in the area of mergers and acquisitions, planning and valuations to international mining companies with copper, gold and silver projects. Mr. Doppler earned a Master of Sciences in Mineral Economics from the Colorado School of Mines, and a Bachelor of Arts (Geology) and a Bachelor of Arts (Economics) from Bates College in Maine.

David S. Johnson, General Counsel and a Director

Mr. Johnson serves as our General Counsel and as a director. Since 2003, Mr. Johnson has founded and acted as president of Tordal Ventures, LLC; a multifaceted financial, investment and advisory company, currently representing NYCON Resources, Inc. in developing domestic and international precious metal projects. He is also general counsel and chief financial officer for Brain Matters, Inc. a medical services company providing brain imaging and immune system treatment services with facilities currently in Colorado, California and Washington. In the 1980s and through the 1990s, Mr. Johnson was corporate counsel to Duval Mining Corporation (a subsidiary of Pennzoil) and later was General Counsel and a member of Amselco Mineral’s Executive Committee (a subsidiary of British Petroleum), a Principal and VP of Law for Castle Group, and a VP and Director of Energy Acquisition Corporation. Mr. Johnson earned an AB from Dartmouth College, an MBA with honors from Arizona State University, and a Juris Doctor of Law from the University of Arizona, with post graduate certificates from Denver University, the Colorado School of Mines and Harvard University. Since 2005, he has been an Adjunct Professor at the Metropolitan State College in Denver, CO, teaching courses in business essentials and the legal environment of business.

Stephen R. Stine, Director

Mr. Stine has 35 years of experience in the management of metallurgical, exploration, and development efforts with over 15 exploration and mining projects. Since founding Stine Consulting, Inc. in 2000, he has worked in varying management consulting capacities for Tournigan Gold Corporation, Gold Fields Limited, Newmont Mining Corporation, Alamos Gold Inc., and North American Palladium Ltd. Between 1994 and 2000, Mr. Stine was President of Laguna Gold Company, and First Dynasty Mines Ltd. Prior to 1994, he worked for FMC Gold Company, Cyprus Minerals Company, U.S. Borax and Chemical Corporation, Southern Peru Copper Corporation, Ortloff Minerals Service Corporation, and Amax. Mr. Stine earned his Bachelor of Science degree in Metallurgical Engineering from the Colorado School of Mines and is a Colorado and Minnesota Professional Engineer.

Allan J. Marter, Chief Financial Officer and a Director

A Past-president of the Northwest Mining Association, Mr. Marter has over 25 years of senior management and financial experience in the mining industry. For the seven years from November 1999 through October 2006 he served as Chief Financial Officer for Golden Star Resources Ltd. (AMEX: GSS, TSX: GSC), (a mid-tier gold producer. During the 1990s he was a director of Endeavour Financial Inc. and the principal of Waiata Resources (now Waiata Inc.), Mr. Marter’s own firm which provides financial and advisory services to the mining industry. In the 1970s and 1980s he worked in financial management and executive positions for Crown Resources Corporation, Quartz Mountain Gold, Cornucopia Resources and Hudson Bay Mining and Smelting. In addition to working as an investment banker within the mining industry, Mr. Marter has also served as a director and financial advisor for a number of junior Canadian and US junior exploration and mining companies.

Committees of the Board of Directors

Effective December 22, 2006, the board of directors appointed Messrs. David S. Johnson and Stephen R. Stine to the Audit Committee. On the same date, the board of directors appointed Messrs. Stephen Doppler, David S. Johnson and Allan J. Marter to the Compensation Committee. Our board of directors presently does not have a nominating committee, executive committee or a separate stock plan committee.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our audit committee and the board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an audit committee financial expert would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers and directors which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics was attached to our annual report filed on Form 10-KSB for the year ended May 31, 2006. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

Family Relationships

There are no family relationships among our directors or officers.

ITEM 10	EXECUTIVE COMPENSATION

Summary Compensation Tables

The table below summarizes all compensation awarded to, earned by, or paid to our principal executive officer and each of our most highly compensated executive officers who were serving as executive officers at the end of the period ended December 31, 2006 and to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial period (being December 31, 2006).

Fiscal period ended December 31, 2006 and year ended May 31, 2006:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Fong(1)	2006(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, CEO, Treasurer and Director	2006(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Patrick McGrath(1)	2006(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CFO, Secretary and Director	2006(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Frederik Warnaars(1)	2006(2)	$49,500	Nil	Nil	$33,300	Nil	Nil	Nil	$82,800
President, CEO and Director	2006(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Stephen Doppler(1)	2006(2)	$19,283	Nil	Nil	$33,300	Nil	Nil	Nil	$52,583
Corporate Secretary and Director	2006(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David C. Jonson(1)(5)	2006(2)	$47,375	Nil	Nil	$33,300	Nil	Nil	Nil	$80,675
Vice President Exploration	2006(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David S. Johnson(6)	2006(2)	$10,000	Nil	Nil	$34,050	Nil	Nil	Nil	$44,050
General Counsel and a Director	2006(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Stephen R. Stine(7)	2006(2)	Nil	Nil	Nil	$34,050	Nil	Nil	Nil	$34,050
Director	2006(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Allan J. Marter(8)	2006(2)	$3,000	Nil	Nil	Nil	Nil	Nil	Nil	$3,000
Chief Financial Officer and a Director	2006(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

On August 17, 2006, Dr. Frederik Warnaars was appointed President, CEO, CFO, Treasurer and a director, Mr. Stephen Doppler was appointed as our Corporate Secretary and a director, Mr. David C. Jonson was appointed Vice President Exploration and a director, and both Mr. Paul Fong and Mr. Patrick McGrath resigned as officers and directors of our company.

(2)	The most recent fiscal period is for the seven months ended December 31, 2006.

(3)	The previous fiscal period, also shown as 2006, was for the year ended May 31, 2006.

(4)	The prior fiscal period was for the year ended May 31, 2005.

(5)	Mr. David C. Jonson served as a director of the company until November 7, 2006 when he resigned.

(6)	Mr. David S. Johnson was appointed a director and General Counsel of the company effective September 28, 2006.

(7)	Mr. Stephen R. Stine was appointed a director of the company effective September 28, 2006.

(8)	Mr. Allan J. Marter was appointed Chief Financial Officer and a directoror effective November 28, 2006.

Fiscal year ended May 31, 2005:

Name	Title	Annual Compensation					Long Term Compensation
		Year		Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Paul Fong (1)	President, CEO, Treasurer and Director	2005	(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Patrick McGrath (1)	CFO, Secretary and Director	2005	(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Frederik Warnaars (1)	President, CEO and Director	2005	(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Stephen Doppler (1)	Corporate Secretary and Director	2005	(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David C. Jonson (1) (3)	Vice President Exploration	2005	(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David S. Johnson(4)	General Counsel and a Director	2005	(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Stephen R. Stine(5)	Director	2005	(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Allan J. Marter(6)	Chief Financial Officer and a Director	2005	(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

On August 17, 2006, Dr. Frederik Warnaars was appointed President, CEO, CFO, Treasurer and a director, Mr. Stephen Doppler was appointed as our Corporate Secretary and a director, Mr. David C. Jonson was appointed Vice President Exploration and a director, and both Mr. Paul Fong and Mr. Patrick McGrath resigned as officers and directors of our company.

(2)	The prior fiscal period was for the year ended May 31, 2005.

(3)	Mr. David C. Jonson served as a director of the company until November 7, 2006 when he resigned.

(4)	Mr. David S. Johnson was appointed a director and General Counsel of the company effective September 28, 2006.

(5)	Mr. Stephen R. Stine was appointed a director of the company effective September 28, 2006.

(6)	Mr. Allan J. Marter was appointed Chief Financial Officer and a directoror effective November 28, 2006.

Consulting Contracts

Effective August 17, 2006, we entered into a consulting agreement with International American Resources, Inc., a corporation wholly-owned by Dr. Frederik Warnaars. Under the terms of this agreement, International American Resources, Inc. contracted to supply the services of Dr. Warnaars as President and CEO of our company for a period of two years, subject to annual renewal. For the provision of these consulting services, we will pay International American Resources, Inc. $5,000 monthly for the consulting services provided. We also granted 100,000 options to Dr. Warnaars during the seven months ended December 31, 2006.

Effective August 17, 2006, we entered into a consulting agreement with Jonson Management Company, a corporation wholly-owned by David C. Jonson. Under the terms of this agreement, Jonson Management Company contracted to supply the services of Mr. Jonson as a consultant to our company for a period of two years, subject to annual renewal. Jonson Management Company will, through Mr. Jonson, provide assistance and guidance to our company and its subsidiary, Bolsa, in acquiring, developing and operating our mineral properties and projects, and to contact and negotiate with the owners of suitable mineral properties for potential acquisition by our company. For the provision of these consulting services, we will pay Jonson Management Company $5,000 monthly for the consulting services provided. We also granted 100,000 options to Mr. Jonson during the seven months ended December 31, 2006.

Effective August 17, 2006, we entered into a consulting agreement with Salzburg Holdings LLC, a corporation wholly-owned by Stephen Doppler. Under the terms of this agreement, Salzburg Holdings LLC agreed to supply the services of Mr. Doppler, on a part-time basis, as a consultant to our company for a period of two years, subject to annual renewal. Salzburg Holdings LLC will, through Mr. Doppler, provide assistance and guidance to our company, and to our subsidiaries, in acquiring, developing and operating our mineral properties and projects, and contacting and negotiating with the owners of suitable mineral properties for potential acquisition by our company. For the provision of these consulting services, we will pay Salzburg Holdings LLC the amount of $43.75 per hour of consulting services provided. We also granted 100,000 options to Mr. Doppler during the seven months ended December 31, 2006.

We entered into a consulting agreement with David S. Johnson on September 1, 2006 under which Mr. Johnson will be retained as General Counsel to the company. For the provision of his service on a part-time basis as General Counsel, focusing on the company’s ongoing land acquisition program in addition to transaction assistance and general legal advisory services, we will pay Mr. Johnson $2,500 per month for up to twenty five hours and at a rate of $125 per hour thereafter. We also granted 100,000 options to Mr. Johnson during the seven months ended December 31, 2006.

Effective November 1, 2006, we entered into a consulting agreement with Waiata Inc., a corporation wholly-owned by Allan J. Marter. Under the terms of this agreement, Waiata Inc. agreed to supply the services of Mr. Marter, on a part-time basis, to act as Chief Financial Officer for our company. For the provision of these consulting services, we will pay Waiata Inc. $2,000 per month. Subsequent to year-end, we also granted 100,000 options to Mr. Marter

Outstanding Equity Awards at December 31, 2006

We did not grant any stock options to the executive officers or directors from inception through May 31, 2006. During the seven months ended December 31, 2006 we granted stock options to executive officers and directors as set out in the table below.

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Fong Former President, CEO, Treasurer and Director	Nil	Nil	Nil	N/A	N/A	Nil	Nil	Nil	Nil
Patrick McGrath Former CFO, Secretary and Director	Nil	Nil	Nil	N/A	N/A	Nil	Nil	Nil	Nil
Frederik Warnaars President, CEO and Director	100,000	Nil	Nil	$0.79	September 20, 2009	Nil	Nil	Nil	Nil
Stephen Doppler Corporate Secretary and Director	100,000	Nil	Nil	$0.79	September 20, 2009	Nil	Nil	Nil	Nil
David C. Jonson Vice President Exploration	100,000	Nil	Nil	$0.79	September 20, 2009	Nil	Nil	Nil	Nil
David S. Johnson(6) General Counsel and a Director	100,000	Nil	Nil	$0.84	October 11, 2009	Nil	Nil	Nil	Nil
Stephen R. Stine(7) Director	100,000	Nil	Nil	$0.84	October 11, 2009	Nil	Nil	Nil	Nil
Allan J. Marter(8) Chief Financial Officer and a Director	Nil	Nil	Nil	N/A	N/A	Nil	Nil	Nil	Nil

There are no arrangements or plans in which we provide pension, retirement or similar benefits for our directors or officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or officers, except that stock options may be granted at the discretion of our board of directors in the future.

We have no plans or arrangements in respect of remuneration received or that may be received by the officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Plan

The board of directors adopted the 2006 Stock Option Plan (the “Plan”) on September 15, 2006 and reserved two million eight hundred thousand (2,800,000) common shares to be made available for grant under the Plan. The purpose of the Plan is to afford the persons who provide services to our company or any of its subsidiaries or affiliates, whether directors, officers, consultants or employees of our company or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in our company by permitting them to purchase common shares of our stock and to aid in attracting, as well as retaining and encouraging the continued involvement of such persons with us. Under the terms of the Plan, the board of directors has full authority to administer the Plan in accordance with the terms of the Plan and at any time amend or revise the terms of the Plan provided, however, that no amendment or revision shall alter the terms of options already granted. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan shall not exceed the maximum of 2,800,000 shares.

Under the Plan, the exercise price of the shares covered by each option shall be determined by the directors and shall be not less than the closing price of our common shares on the stock exchange, quotation system or stock exchanges on which the shares are listed on the date of the grant or the day the fair market value is to be determined or the immediately preceding the day on which the stock is reported. If granted to an employee or director the per share exercise price shall be not less than the fair market value of the share on the date of the grant, unless the grant is to an employee who holds more than 10% of the voting power of our stock, in which case the per share exercise price shall be not less than 110% of the fair market value on the date of the grant. Options granted under the Plan vest immediately for non-employee directors and the vesting schedule for all others granted options under the Plan will be established by the Board or a committee appointed by the Board to administer the Plan on behalf of the Board. Our company has not established a separate committee to this date. Options granted under the Plan will not be transferable and, if they are not exercised, will expire thirty (30) days following the date the optionee ceases to be director, officer, employee or consultant of our company unless by of death, in which case the option may be exercised within 12 months following the date of death.

At December 31, 2006, 2,300,000 options were available for grant under the Plan.

Director Compensation

Name			Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Stephen R. Stine(1)	2006 2006	(2) (3)	Nil Nil	Nil Nil	$34,050 Nil	Nil Nil	Nil Nil	Nil Nil	$34,050 Nil

(1)	The above information is also presented in the Summary Compensation Table above.

(2)	The most recent fiscal period is for the seven months ended December 31, 2006.

(3)	The previous fiscal period, also shown as 2006, was for the year ended May 31, 2006.

At December 31, 2006 and for the period then ended, the company had no compensation arrangements for directors, with regard to fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance and all directors were treated equally.

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of March 28, 2007, and by the officers and directors, individually and as a group. All shares are owned directly.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Dr. Frederik Warnaars (2)(3) 6373 S. Yates Court, Littleton CO 80123	6,617,270	(4)(10)	20.2%
David C. Jonson (5) 3082 S. Wheeling Way #410, Aurora CO 80014	1,641,240	(6)(10)	5.0%
Stephen Doppler (2)(7) 1696 Ajax Lane, Evergreen CO 80439	647,420	(10)	2.0%
David S. Johnson(2)(8) 5554 S. Prince Street, Littleton CO 80120	502,580	(11)	1.5%
Stephen R. Stine(2) 17055 E. Dorado Circle, Centennial CO 80015	401,800	(11)	1.2%
Allan J. Marter(2)(9) 1428 W. Briarwood Ave, Littleton CO 80120	276,800		0.8%
Directors and Executive Officers as a Group	10,087,110		30.9%

(1)	Based on 32,690,600 shares of common stock issued and outstanding as of March 28, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	This individual is a director of our company.

(3)	Dr. Warnaars is also the President and Chief Executive Officer of our company.

(4)	800,000 of these common shares are held by International American Resources, Inc., a wholly-owned corporation of Dr. Frederik Warnaars.

(5)	Mr. David C. Jonson is the Vice President Exploration of our company.

(6)	800,000 of these common shares are held by Jonson Management Co., a wholly-owned corporation of David Jonson.

(7)	Mr. Stephen Doppler is the Chairman of the Board of Directors and Secretary of our company.

(8)	Mr. Johnson is the General Counsel of our company.

(9)	Mr. Marter is the Chief Financial Officer of our company.

(10)	Includes stock options entitling the holder to acquire 100,000 shares upon payment of $0.79 per share.

(11)	Includes stock options entitling the holder to acquire 100,000 shares upon payment of $0.84 per share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The board of directors adopted the 2006 Stock Option Plan (the “Plan”) on September 15, 2006 and reserved two million eight hundred thousand (2,800,000) common shares to be made available for grant under the Plan. The purpose of the Plan is to afford the persons who provide services to our company or any of its subsidiaries or affiliates, whether directors, officers, consultants or employees of our company or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in our company by permitting them to purchase common shares of our stock and to aid in attracting, as well as retaining and encouraging the continued involvement of such persons with us. Under the terms of the Plan, the board of directors has full authority to administer the Plan in accordance with the terms of the Plan and at any time amend or revise the terms of the Plan provided, however, that no amendment or revision shall alter the terms of options already granted. The aggregate number of shares to be delivered upon exercise of all options granted under the Plan shall not exceed the maximum of 2,800,000 shares.

Under the Plan, the exercise price of the shares covered by each option shall be determined by the directors and shall be not less than the closing price of our common shares on the stock exchange, quotation system or stock exchanges on which the shares are listed on the date of the grant or the day the fair market value is to be determined or the immediately preceding the day on which the stock is reported. If granted to an employee or director the per share exercise price shall be not less than the fair market value of the share on the date of the grant, unless the grant is to an employee who holds more than 10% of the voting power of our stock, in which case the per share exercise price shall be not less than 110% of the fair market value on the date of the grant. Options granted under the Plan vest immediately for non-employee directors and the vesting schedule for all others granted options under the Plan will be established by the Board or a committee appointed by the Board to administer the Plan on behalf of the Board. Our company has not established a separate committee to this date. Options granted under the Plan will not be transferable and, if they are not exercised, will expire thirty (30) days following the date the optionee ceases to be director, officer, employee or consultant of our company unless by of death, in which case the option may be exercised within 12 months following the date of death.

At December 31, 2006, 2,300,000 options were available for grant under the Plan.

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

On August 17, 2006 we completed the acquisition of all of the issued and outstanding common stock of Aurelio Resources Inc. (“ARI”), a privately-owned Colorado corporation engaged in mineral exploration. We issued 10,000,000 shares of our common stock to the former shareholders of ARI in exchange for 10,000,000 common shares of ARI, being all of the issued and outstanding common stock of ARI.

ARI did not have a business relationship with our company. We appointed three new directors, Dr. Frederik Warnaars, Stephen Doppler and David C. Jonson, who were previously all directors of ARI. Dr. Frederik Warnaars, our President and Chief Executive Officer and a director, and Stephen Doppler, our Chairman, Secretary and a director, were responsible for acquiring the Hill Copper Property for ARI.

On March 29, 2004, Paul Fong, our former Chief Executive Officer, President, Treasurer and a director, and Patrick McGrath, our former Chief Financial Officer, Secretary and a director, had each acquired 6,500,000 shares of our common stock at a price of $0.002 per share. On August 17, 2006, Mr. Fong and Mr. McGrath returned an aggregate of 12,965,000 shares of our common stock (post forward-split) to us for cancellation. After giving effect to the cancellation of these 12,965,000 common shares and the issuance of 10,000,000 common shares to the former shareholders of ARI, we had 28,436,500 common shares issued and outstanding, and our former control group of Mr. Fong and Mr. McGrath owned 35,000 shares of our common stock, constituting only 0.12% of our issued and outstanding common stock.

During the period from inception of ARI to February 28, 2006, ARI accepted subscriptions for 2,250,000 shares of its common stock in exchange for certain mineral rights. The following table shows who subscribed for these shares on February 28, 2006:

Shareholder	Number of Shares	Property Vended In
Fred Warnaars	350,000	Gavilanes Property Option
International American Resources, Inc.	400,000	Gavilanes Property Option
David C. Jonson	350,000	MAN claims, Hill Copper Property
Jonson Management	400,000	MAN claims, Hill Copper Property
Stephen Doppler	250,000	Uranium Property, Nevada
Salzburg Holdings LLC	500,000	Uranium Property, Nevada

Total	2,250,000

On May 2, 2006, ARI accepted subscriptions for another 2,250,000 of its common stock in exchange for certain mineral rights. The following table shows who subscribed for these shares on May 2, 2006:

Shareholder	Number of Shares	Property Vended In
Fred Warnaars	350,000	Gavilanes Property Option
International American Resources, Inc.	400,000	Gavilanes Property Option
David C. Jonson	350,000	MAN claims, Hill Copper Property
Jonson Management	400,000	MAN claims, Hill Copper Property
Stephen Doppler	250,000	Uranium Property, Nevada
Salzburg Holdings LLC	500,000	Uranium Property, Nevada

Total	2,250,000

Of these subscriptions for shares of common stock listed above, certain subscriptions for an aggregate of 1,500,000 shares of common stock were accepted in exchange for a quitclaim deed to uranium mining property in Nevada. Because the related party did not have legal rights to the deeds, he reduced his subscriptions to 500,000 shares of

ARI common stock. On July 28, 2006, and as a result of an increase in the authorized common stock, ARI approved and ratified the share subscriptions received since incorporation and issued 4,700,000 shares of common stock to the various subscribers. ARI also mistakenly reimbursed a related party $10,230 for filing fees related to the Nevada property. This related party has repaid the $10,230 to ARI.

On August 26, 2005, ARI acquired from Minera Holmex S.A. de C.V. an option to acquire a 100% interest in 3 mining claims/concessions covering approximately 1,000 hectares in Durango, Mexico. Minera Holmex S.A. de C.V. is a company wholly-owned by Dr. Frederik Warnaars. In consideration for the option, ARI paid Minera Holmex an amount equal to the taxes in arrears for the years 2001 and 2002 and the aggregate sum of P63,536 Mexican Pesos plus late payment penalties (approximately $6,100). ARI also paid the sum of $5,000 to Minera Holmex S.A. de C.V. as of February 1, 2006 in accordance with the option’s provisions. To maintain the option in good standing, we will need to make payments to Minera Holmex S.A. de C.V. as per the payment schedule under the heading “Description of Our Mineral Properties” above.

On July 28, 2006, ARI issued 5,300,000 shares of its common stock to Dr. Frederik Warnaars at the price of $0.001 per share for an aggregate of $5,300 in cash and services rendered.

On August 17, 2006 and subsequently, our company entered into consulting contracts as described in Item 10 above with Dr. Warnaars and Messrs. David C. Jonson, Stephen Doppler, David S. Johnson and Allan J. Marter and/or their wholly-owned companies through which they provide services to our company. We have also granted stock options to our directors and officers and paid executive compensation, details of which are also set out in Item 10 above.

We have no policy regarding entering into transactions with affiliated parties.

Corporate Governance

We currently act with five (5) directors, consisting of Dr. Frederik Warnaars, Stephen Doppler, David S. Johnson, Stephen R. Stine and Allan J. Marter.

We have determined that Stephen R. Stine is an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Effective December 22, 2006, the board of directors appointed Messrs. David S. Johnson and Stephen R. Stine to the Audit Committee. On the same date, the board of directors appointed Messrs. Stephen Doppler, David S. Johnson and Allan J. Marter to the Compensation Committee. Our board of directors presently does not have a nominating committee, executive committee or a separate stock plan committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our audit committee and the board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an audit committee financial expert would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

ITEM 13	EXHIBITS

Number	Description
3.1	Articles of Incorporation (1)

3.2	By-Laws (13)

10.1	Agreement between Aurelio Resources, Inc. and Furio Resources, Inc. dated April 27, 2006 (5)

10.2	Amended Agreement between Aurelio Resources, Inc. and Furio Resources, Inc. dated June 9, 2006 (6)

10.3	Amended Agreement between Aurelio Resources, Inc. and Aurelio Resource Corporation dated July 13, 2006 (7)

10.4	Consulting Agreement among Aurelio Resource Corp., International American Resources, Inc. and Dr. Frederik Warnaars dated August 9, 2006 (8)

10.5	Consulting Agreement among Aurelio Resource Corp., Jonson Management Company and David C. Jonson dated August 9, 2006 (8)

10.6	Consulting Agreement among Aurelio Resource Corp., Salzburg Holdings Inc. and Stephen Doppler dated August 9, 2006 (8)

10.7	Purchase Agreement dated May 15, 2006, between Aurelio Resources, Inc. and Hope Mining and Milling Company (10)

10.8	Amending Agreement dated September 11, 2006 between Aurelio Resources, Inc., Bolsa Resources, Inc. and Hope Mining and Milling Company (10)

10.9*	Consulting Agreement between Aurelio Resource Corp. and David S. Johnson dated September 1, 2006

10.10*	Consulting Agreement among Aurelio Resource Corp., Waiata Inc. and Allan J. Marter dated November 1, 2006

10.11*	Aurelio Resources Corporation 2006 Stock Option Plan adopted by the Board of Directors on September 15, 2006

10.12	Form of Subscription Agreement – US Accredited (12)

10.13	Form of Subscription Agreement – Offshore (12)

14.1	Code of Ethics (11)

21*	Subsidiaries of the company

31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to our Form SB-2 filed with the Securities and Exchange Commission on July 9, 2004.

(5)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 2, 2006.

(6)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 15, 2006.

(7)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 17, 2006.

(8)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 23, 2006.

(10)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 22, 2006.

(11)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on September 12, 2006.

(12)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 25, 2006.

(13)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 10, 2006.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed or accrued for the two most recently completed fiscal years ended December 31, 2006 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Seven months ended December 31, 2006	Year ended May 31, 2006
Audit fees	$13,250	$15,900
Audit related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil
Total	$13,250	$15,900

Our Audit Committee has not yet developed a charter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

AURELIO RESOURCE CORPORATION

By:	/s/ Frederik Warnaars
Frederik Warnaars President and Chief Executive Officer
Date:	March 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frederik Warnaars	By:	/s/ Allan J. Marter
Name:	Frederik Warnaars	Name:	Allan J. Marter
Title:	President, Chief Executive Officer and Principal Executive Officer	Title:	Chief Financial Officer, Director, Principal Accounting and Financial Officer
Date:	March 29, 2007	Date:	March 29, 2007

By:	/s/ Stephen B. Doppler	By:	/s/ David S. Johnson
Name:	Stephen B. Doppler	Name:	David S. Johnson
Title:	Chairman and Director	Title:	Director
Date:	March 29, 2007	Date:	March 29, 2007

By:	/s/ Stephen R. Stine
Name:	Stephen R. Stine
Title:	Director
Date:	March 29, 2007