Form 10QSB
period 2007-03-31
AURELIO RESOURCE CORP
filed 2007-05-17
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,690,600 common shares issued and outstanding as of May 11, 2007.

Transitional Small Business Disclosure Format (Check one):     Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

It is the opinion of management that the interim consolidated financial statements for the quarter ended March 31, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	Dec. 31, 2006
ASSETS
Current assets
Cash	$247,431	$464,521
Advances	1,224	—
Security deposits	5,255	2,255
Prepaid expenses	8,348	—
Deposit for core drilling	—	150,000

Total current assets	262,258	616,776

Mining claims	1,203,614	1,203,614
Equipment, net	53,660	55,489

	1,257,274	1,259,103

Total Assets	$1,519,532	$1,875,879

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$48,685	$242,301
Accounts payable - related parties	25,514	15,319
Stock subscriptions received	200,000	—
Current portion of long-term debt	10,363	8,693

Total current liabilities	284,562	266,313

Long-term debt	15,565	17,908
Note payable - Courtland Claims	950,000	950,000

	965,565	967,908

Total Liabilities	1,250,127	1,234,221

Stockholders’ Equity
Common stock, $0.001 par value; 487,500,000 shares authorized; 32,690,600 issued and outstanding	32,691	32,437
Additional paid in capital	2,044,323	1,680,077
Deficit accumulated during exploration stage	(1,805,675)	(1,069,276)
Cumulative effect of currency translation	(1,934)	(1,580)

Total Stockholders’ Equity	269,405	641,658

Total Liabilities and Stockholders’ Equity	$1,519,532	$1,875,879

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended Feb. 28, 2006	Feb. 19, 2004 (Inception) Through March 31, 2007
Revenue	$—	$—	$—

Expenses:
Bank charges	207	23	2,168
Depreciation	2,766	—	5,394
Directors’ fees	230,000	—	230,000
General and administrative expenses	40,807	—	117,988
Mineral property expenditures	242,398	—	752,357
Office expenses	42,731	—	82,175
Professional and filing fees	163,724	3,128	583,856
Transfer agent	103	—	3,478
Travel	239	—	22,271

	722,975	3,151	1,799,687

Loss from operations	(722,975)	(3,151)	(1,799,687)

Other income (expense)
Interest income	869	—	9,338
Interest expense	(14,293)	—	(15,326)

Income (loss) before provision for income tax	(736,399)	(3,151)	(1,805,675)
Provision for income tax	—	—	—

Net income (loss)	(736,399)	(3,151)	(1,805,675)

Other comprehensive income (loss) - net of tax
Foreign currency translation gain (loss)	(354)	—	(1,934)

Comprehensive loss	$(736,753)	$(3,151)	$(1,807,609)

Net income (loss) per share
(Basic and fully diluted)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding	32,597,602	31,401,500

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended Feb. 28, 2006	Feb. 19, 2004 (Inception) Through March 31, 2007

Cash Flows From Operating Activities:
Net loss	$(736,399)	$(3,151)	$(1,805,675)
Adjustments to reconcile comprehensive loss to net cash provided by (used for) operating activities:
Depreciation	2,766	—	5,394
Non-cash, stock-based compensation	364,500	—	532,500
Changes in current assets and liabilities:
Advances	(1,224)	—	(1,224)
Security deposits	(3,000)	—	(5,255)
Prepaid expenses	(8,348)	—	(8,348)
Deposit for core drilling	150,000	—	—
Accounts payable and accrued liabilities	(193,616)	(480)	48,685
Accounts payable - related parties	10,195	—	25,514
Stock subscriptions received	200,000	—	200,000

Net cash provided by/(used for) operating activities	(215,126)	(3,631)	(1,008,409)

Cash Flows From Investing Activities:
Purchase of mining claims	—	—	(253,614)
Purchase of fixed assets	(937)	—	(32,453)

Net cash provided by/(used for) investing activities	(937)	—	(286,067)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued From Previous Page)

	Three Months Ended March 31, 2007	Three Months Ended Feb. 28, 2006	Feb. 19, 2004 (Inception) Through March 31, 2007
Cash Flows From Financing Activities:
Instalment payment of loan principal	(673)		(673)
Issuance of common stock for cash	—	—	1,544,514

Net cash provided by/(used for) financing activities	(673)	—	1,543,841

Effect of exchange rate changes on cash	(354)	—	(1,934)

Net Increase/(Decrease) In Cash	(217,090)	(3,631)	247,431
Cash At The Beginning Of The Period	464,521	11,798	—

Cash At The End Of The Period	$247,431	$8,167	$247,431

Schedule Of Non-Cash Investing And Financing Activities

Acquisition of Minera Milenium, S.A. de C.V.	$—	$—	$(46)
Acquisition of Aurelio Resources, Inc.	—	—	(151,640)
Mineral properties	—	—	1,203,614
Less note payable	—	—	(950,000)
Fixed asset purchases	—	—	59,046
Less long-term debt	—	—	(25,928)

Supplemental Disclosure

Cash paid for interest	$(14,293)	$—	$(15,326)
Cash paid for income taxes	—	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 19, 2004 (Inception) through March 31, 2007

(Unaudited)

NOTE 1 HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on February 19, 2004, under the Laws of the State of Nevada and is in the business of exploring mineral properties. Effective June 16, 2006 we changed our name to Aurelio Resource Corporation and effective September 28, 2006, we changed our balance date from May 31 to December 31. The Company has not yet determined whether its properties contain mineral resources that may be economically recoverable. Therefore, the Company has not reached the development stage and is considered to be an exploration stage company.

The recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the exploration and upon future profitable production.

On August 17, 2006, we completed our acquisition of all of the issued and outstanding common stock of Aurelio Resources, Inc. (“ARI”), a privately-owned Colorado corporation engaged in mineral exploration, pursuant to an agreement we entered into with ARI and its shareholders dated April 27, 2006, as amended on June 9, 2006 and further amended on July 13, 2006 and on July 21, 2006. As a result of our acquisition of ARI, we indirectly acquired all of its assets. In particular, we acquired properties in Arizona, now held through our wholly-owned subsidiary Bolsa Resources, Inc. (“Bolsa”), and a 98% interest in Minera Milenium S.A. de C.V. (“Minera Milenium”), a company incorporated in Mexico which holds an option to acquire a 100% interest in a property in Mexico.

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

March 31, 2007:

Deficit accumulated during the exploration stage	$1,805,675

Working capital deficit	$(22,304)

NOTE 3 ACCOUNTING POLICIES

These financial statements are stated in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. They are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the seven months ended December 31, 2006 included in our Form 10-KSB for the period ended December 31, 2006 on file with the Securities and Exchange Commission. The accounting policies set forth in the audited consolidated financial statements are the same as the accounting policies utilized in the preparation of these unaudited consolidated financial statements, except as modified for appropriate interim presentation. The comparative figures shown in the statements of operations and statements of cash flows are for the three months ended February 28, 2006, which is prior to the change of balance date and prior to the acquisition of ARI.

NOTE 4 RELATED PARTY TRANSACTIONS

We have consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provide services to our company. During the quarter we paid consulting fees in lieu of salaries to our president, company officers and directors of $38,484 in total. These fees were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. In addition, during the three months ended March 31, 2007, we issued 237,110 shares under the Stock Compensation Plan to our directors and officers for directors’ fees and fees for attending meeting for the seven months ended December 31, 2006 and for the period to February 1, 2007. The shares had a total fair market value of $230,000.

As of March 31, 2007 the Company owed $25,514 to the same related parties for consulting fees and for the reimbursement of business expenses.

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

On August 17, 2006 the Company acquired 100% of ARI in a transaction accounted for as a business purchase, by issuing 10,000,000 shares for 100% of the outstanding stock of ARI. The net worth of ARI measured at fair value on August 17, 2006 was $(151,640). The primary reason for the acquisition was to acquire the 100% interest in the 13 MAN mining claims on a property located in southeastern Arizona, part of what is now known as the Hill Copper Property. The business objective of the company is to continue to progress the discovery, acquisition and exploration of advanced stage mineral properties with the potential to be expanded.

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

NOTE 8 PROPERTY ACQUISITIONS

On May 15, 2006 our subsidiary, ARI, entered into a purchase and sale agreement with Hope Mining and Milling Company (“Hope MMC”), an Arizona corporation, concerning the acquisition by ARI of 30 patented mining claims known as the Courtland Claims and located in the Turquoise Mining District, Cochise County, Arizona. The purchase price for the subject property was $1.2 million with a $250,000 down payment. The remaining balance of $950,000 is being carried on an interest-only four year term 6% straight-line annual interest-only (payable monthly) promissory note, secured by a deed of trust, with a balloon payment at the end of year four. On September 15, 2006, ARI, Bolsa and Hope MMC entered into an agreement amending the terms of the purchase agreement and, pursuant to the amending agreement, Bolsa accepted the assignment and completed the acquisition of the 30 patented mining claims from Hope MMC on September 18, 2006.

NOTE 9 LONG-TERM DEBT AND CONTRACTUAL OBLIGATIONS

As of March 31, 2007
Current debt:
Bank debt – portion payable within one year(1)	$10,363

$10,363

Long-term debt:
Bank debt – portion payable after one year(1)	$15,565
Note payable – Courtland Claims(2)	950,000

$965,565

There was no long-term debt in prior periods.

Contractual Obligations as of March 31, 2007	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt(1)	$25,928	$10,363	$15,565	$—	$—

Note payable – Courtland Claims(2)
Interest	194,750	57,000	114,000	23,750	—
Principal	950,000	—	—	950,000	—

MAN Claims – annual renewal fees(3)	3,875	3,875	7,750	7,750	—

Gavilanes option payments (4)	470,000	15,000	90,000	365,000	—

(1)	The long-term debt was to finance the purchase of office equipment and is a 36-month note payable under a business installment loan from JPMorgan Chase Bank, NA. The interest rate is 12.25% simple interest and the loan is cash collateralized.
(2)	The purchase of the 30 patented Courtland Claims which form part of the Hill Copper Project (as described in Note 8 above) from Hope Mining and Milling Company was closed on September 15, 2006 with the payment of the deposit of $250,000. In addition to the acquisition price, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.
(3)	For each of our 31 MAN claims on the Hill Copper Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.
(4)	In addition to the total purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

NOTE 10 OTHER COMMITMENTS AND CONTINGENCIES

a.	Property related Commitments

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

NOTE 11 PROPERTY AND EQUIPMENT

As at March 31, 2007	Cost	Depreciation	Net Book Value
Littleton – office furniture	$10,099	$709	$9,390
– office equipment	35,188	3,618	31,570
Mexico - truck	10,267	856	9,411
- furniture and equipment	3,492	203	3,289
Total	$59,046	$5,386	$53,660

NOTE 12 STOCKHOLDERS’ EQUITY

a.	Authorized

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

On February 1, 2007 we issued 237,110 shares of our stock under the Stock Compensation Plan (as described in 13 below) to our directors and officers for directors’ fees and meeting fees for the seven months ended December 31, 2006 and for the period through February 1, 2007 at a market value of $0.97 per share for a total non-cash cost of $230,000. On March 2, 2007 we issued a further 16,990 shares to consultants at $1.03 per share for a total non-cash cost of $17,500.

On March 27, 2007 we received an amount of $200,000 which is being held as subscription proceeds for our proposed financing.

NOTE 13 STOCK-BASED COMPENSATION

a.	Stock Options

At March 31, 2007, 2,025,000 options were available for grant under the 2006 Stock Option Plan.

A summary of the status of the Plan as of March 31, 2007 showing the grants made during the three months then ended is as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	500,000	$0.81
Grants during the period	275,000	$1.01
(all exercisable)
Outstanding at March 31, 2007	775,000	$0.88

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes model with the following assumptions: volatility 81%; risk-free interest rate of 4.97%; dividend yield of Nil; an expected life of between one and two years; and immediate vesting of the options. The weighted-average grant date fair market value of stock options granted during the three months ended March 31, 2007 was $0.43.

b.	Stock Compensation Plan

The board of directors adopted the 2006 Incentive Compensation Plan (the “Compensation Plan”) on October 12, 2006 and reserved 2,200,000 common shares to be made available for grant under the Compensation Plan. The purpose of the Compensation Plan is to afford the persons who provide services to the Company or any of its subsidiaries or affiliates, whether directors, officers, consultants or employees of our Company or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in the Company by permitting them to be paid in common shares of our stock and to conserve our cash by being able to pay and consultants or others who provide services to us in shares in lieu of cash. Under the terms of the Compensation Plan, the board of directors has full authority to administer the Compensation Plan in accordance with the terms of the Compensation Plan and at any time to establish additional terms, conditions, rules or procedures for the Compensation Plan provided, however, that no such terms shall be inconsistent with the provisions of the Compensation Plan. At March 31, 2007, 1,945,900 shares were available for grant under the Compensation Plan.

NOTE 14 INCOME TAXES

The Company has net operating loss carry-forwards of approximately $1,805,675 (December 31, 2006: $1,069,276) available for deduction against future years’ taxable income. The valuation allowance increased to $631,986 (December 31, 2006: $378,590) during the three months ended March 31, 2007, since the realization of the net operating loss carry-forwards is doubtful. It is reasonably possible that our estimate of the valuation allowance will change. The operating loss carry-forwards will expire in 2026.

NOTE 15 SUBSEQUENT EVENTS

In April 2007, we executed and made the initial payment under a purchase agreement with a subsidiary of Newmont Mining Corporation, whereby the Company has an option to purchase two patented mining claims covering 30 acres adjacent to our MAN claims in Cochise County, Arizona. The purchase price is $100,000, payable in four equal installments of $25,000 upon each of signing and six, nine and 12 months after the signing of the purchase agreement, whereupon the option will be exercised and the properties purchased. Newmont will also receive a 1% Net Smelter Returns Royalty on the patented claims and on any properties Aurelio currently owns or acquires within a designated Area of Interest.

In April 2007, we also completed a mineral lease and option agreement with three individual owners of 65 “Gold Coin” mineral claims and three Arizona State Exploration Permits on the Hill Copper Project in Cochise County, Arizona. The “Gold Coin” claims and the three Exploration Permits form one continuous block of claims covering 1540 acres. These new properties are all located to the south and southeast of the MAN claims. The option agreement includes an initial payment of $20,000 with additional staged payments spread over four years totaling $1.5 million. In addition, there is a royalty of 1% of production of base metals and 2.5% of precious metals.

NOTE 16 COMPARATIVE FIGURES

The comparative figures shown in the statements of operations and statements of cash flows are for the three months ended February 28, 2006, which is prior to the change of balance date (on September 28, 2006 we changed our balance date from May 31 to December 31) and prior to the acquisition of ARI.

Item 2.	Management’s Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks included in Part I of our Form 10-KSB for the year ended December 31, 2006 on file with the Securities and Exchange Commission in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited consolidated financial statements are stated in United States (U.S.) dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the seven months ended December 31, 2006 included in our Form 10-KSB for the year ended December 31, 2006 on file with the Securities and Exchange Commission. The accounting policies set forth in the audited consolidated financial statements are the same as the accounting policies utilized in the preparation of these unaudited consolidated financial statements, except as modified for appropriate interim presentation.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in U.S. dollars. All references to “Cdn $” refer to Canadian dollars and all references to “common shares” refer to the shares of our common stock.

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

We have no revenues, have experienced losses since inception, have no operations, have been issued a going concern opinion by our auditors, and rely upon the sale of our securities to fund operations.

Plan of Operations

Our plan of operations for the next twelve months involves the implementation of further exploration programs and additional property acquisitions for our Hill Copper Project in Arizona and our Gavilanes Property in Mexico. We will undertake these operations with our existing management and field personnel and will contract for additional labor on a project basis as required. While payments for purchases of additional patented mining claims presently being negotiated could cost as much as $700,000 over the next 12 months, we do not anticipate any major purchases or sales of plant and equipment, as we intend to sub-contract the drilling programs and outsource the assaying, resource estimation, engineering and metallurgical studies.

We wish to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our mineral properties:

Hill Copper Project, Arizona:

We plan to acquire additional land adjoining our Courtland area and the MAN claims on the Hill Copper Project, through negotiations with private landholders and through staking “free” land. These acquisitions could cost as much as $700,000 over the next year. We anticipate that the next phase of the work program, including staged payments for land acquisitions, will cost approximately $950,000 over the next six months and approximately $3,300,000 over the next twelve months, for exploration, engineering, environmental and metallurgical studies, property payments and land acquisition. We will need to raise additional funds in order to conduct these exploration programs and for the land acquisitions.

The planned six month exploration program will include further drill programs totalling approximately 17,000 feet of reverse circulation drilling on our current landholdings to confirm the previously identified resources and to test additional exploration targets with the goal of increasing the resource estimates. We anticipate that this drill program will cost approximately $950,000 and take most of the six months to complete. We have also budgeted to continue both diamond drilling and reverse circulation drilling in the twelve month program and for preliminary scoping and pre-feasibility studies.

Gavilanes Property:

We made the option payment in February and plan to make the option payment of $15,000 due August 15, 2007 in order to keep the Gavilanes option in good standing. We will need to raise additional funds in order to keep making option payments for this property.

Our planned six month exploration program includes 7,000 feet of diamond drilling to test the seven best targets identified to date on the Gavilanes Property. Based on our review of all the pertinent data available on the property, we are pursuing our goal of identifying a bulk mineable, open pittable deposit at Gavilanes. The budget for this drill program is approximately $280,000 and, subject to the availability of financing, we would expect that to be completed within a six month period. If this program shows the expected results, we will then undertake a larger program of up to 15,000 feet of diamond drilling on the property, which is budgeted to cost approximately $600,000 and, as long as funding is available, we would anticipate completing this within the next twelve months.

General Operating Expenses

We anticipate spending approximately $80,000 in ongoing general and administrative expenses per month for the next six months, while our total general and administrative expense over the whole of the next twelve months is expected to total approximately $2,000,000. The general and administrative expenses for the year will consist primarily of professional fees for the our management and field personnel, accounting and reporting expenses, audit and legal work relating to our regulatory filings, as well as transfer agent fees, marketing and investor relations activities and the costs of maintaining our executive office in Littleton, Colorado and our field offices in Arizona and in Culiacan, Mexico. In addition, we plan to make property payments on new and our existing property agreements of approximately $300,000 over the six months and approximately $1,000,000 in total over the next twelve months, and some of these payments may be expensed. We plan to spend approximately $1,100,000 for exploration and engineering studies over the next six months and approximately $6,000,000 for exploration programs, land payments and property acquisitions and engineering studies during the twelve months.

At March 31, 2007 we had cash on hand of $247,431 and a working capital deficit of $(22,304). Our cash and working capital will not be sufficient to enable us to pay for the costs of our exploration and general and administrative expenses. We will have to raise additional capital in order to pay for our exploration and anticipated general and administrative expenses. Our ability to complete the next phases of our recommended work programs will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

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

Cash Requirements

For the next 12 months we plan to continue to explore for base metals on our Hill Copper Project in Arizona, and to explore for precious metals on our Gavilanes Property in Mexico. Our budget for the next six months is $2,000,000 and for the full 12 months our budget is $6,000,000. Both budgets include anticipated payments for additional property acquisitions on our Hill Copper Project.

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

In order to proceed with our plans, we plan to raise additional funds by way of private placements of equity securities in our company. In March 2007, we received an amount of $200,000, which is being held as a subscription for a proposed equity financing. While the terms of the proposed financing have yet to be finalized, we expect these to be settled within the second quarter.

Results of Operations

We have had no operating revenues since our inception on February 19, 2004, through to March 31, 2007.

Since the acquisition of ARI we have focused most of our attention during the period through to March 31, 2007 on the Hill Copper Project in Arizona. There we purchased 30 patented claims on approximately 549 acres in the Courtland area from Hope Mining and staked an additional 18 MAN claims on the property and now have a total of 31 unpatented MAN claims. We acquired a data base that includes assay results from 274 holes drilled from the 1950s to the 1990s and we have been able to develop preliminary in-house copper resource estimates. And, we completed 5,908 feet in a drilling program in the Courtland and South Courtland areas to confirm the results from the historic drilling in the data base and we also explored new targets on the Hill Copper Project. While our drilling resulted in similar results as the previous drilling campaigns, some of the drilling was significantly better and we discovered two new zones in the South Courtland area, consisting of a near-surface copper oxide zone and a zone of zinc mineralization. Our mineral property exploration and expenditures totaled $242,398 during the three months ended March 31, 2007, with the completion during the quarter of the drilling program begun in November 2006.

During the comparative period, being the quarter ended February 28, 2006, which was prior to the change of name and direction of our company, we had incurred mineral property expenditures of $Nil and operating costs of $3,151. During this period the company had been inactive and the costs were incurred for professional and filing fees.

Our loss for the three months ended March 31, 2007 was $736,399, and this included the expensing of all our exploration programs and overhead costs, including non-cash stock-based compensation expense for stock options and for shares issued for service by our directors and officers. This loss compared with a loss of $3,151 in the quarter ended February 28, 2006. Our loss accumulated since inception to March 31, 2007 is $1,805,675. Our cash used in operations, which was primarily focused on exploring the Hill Copper Project, was $215,126 during the three months ended March 31, 2007 (compared with cash used of $3,631 in the three months ended February 28, 2006).

Liquidity and Capital Resources

At March 31, 2007, we had cash on hand of $247,431 and a working capital deficit of $(22,304).

We anticipate that our cash and working capital will only be sufficient to enable us to pay for the costs of our exploration programs and general and administrative expenses for approximately the next two months. Accordingly, our ability to complete the next phase of our recommended work programs will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

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

In March 2007, we received an amount of $200,000, which is being held as a subscription for a proposed equity financing. While the terms of the proposed financing have yet to be finalized, we expect these to be settled within the second quarter. Our requirements for additional financing are discussed in further detail above under the heading Plan of Operation.

Cash used in operating activities was $215,126 for the three months ended March 31, 2007, which reflects the costs of our operations for the period, as compared with cash used in operating activities of $3,631 during the three months ended February 28, 2006. The difference in the amount of cash used in the periods mainly reflects the costs of the drilling program we initiated in November 2006 on the Hill Copper Project in Arizona, which was completed during the quarter.

We will need to continue relying on equity sales of our common shares in order to continue to fund our business operations. Issuance of additional shares will result in dilution to our existing shareholders. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our properties.

Subsequent Events

In April 2007, we executed and made the initial payment under a purchase agreement with a subsidiary of Newmont Mining Corporation, whereby the Company has an option to purchase two patented mining claims covering 30 acres adjacent to our MAN claims in Cochise County, Arizona. The purchase price is $100,000, payable in four equal installments of $25,000 upon each of signing and six, nine and 12 months after the signing of the purchase agreement, whereupon the option will be exercised and the properties purchased. Newmont will also receive a 1% Net Smelter Returns Royalty on the patented claims and on any properties Aurelio currently owns or acquires within a designated Area of Interest. In addition, we gave Newmont a Right of First Offer with respect to any option, joint venture, sale or any other disposition of the property to a third party. We had earlier acquired from

Newmont an extensive exploration file of the Courtland-Gleeson Mining District, Cochise County, Arizona, where the Hill Copper Project is located including the logs and assay results of 274 holes, drilled by ten different companies between the 1950s to the late 1980s. These companies include Santa Fe Mining, Asarco Mining, Kennecott Copper, MEXCO (a division of Union Oil) and Great Gray Resources.

In April 2007, we also completed a mineral lease and option agreement with three individual owners of 65 “Gold Coin” mineral claims and three Arizona State Exploration Permits on the Hill Copper Project in Cochise County, Arizona. The “Gold Coin” claims and the three Exploration Permits form one continuous block of claims covering 1540 acres. These new properties are all located to the south and southeast of the MAN claims. The option agreement includes an initial payment of $20,000 with additional staged payments spread over four years totaling $1.5 million. In addition, there is a royalty of 1% of production of base metals and 2.5% of precious metals.

In March 2007, we received an amount of $200,000, which is being held as a subscription for a proposed financing. While the terms of the proposed financing have yet to be finalized, we expect these to be settled within the second quarter.

Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations as of March 31, 2007	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt(1)	$25,928	$10,363	$15,565	$—	$—

Note payable – Courtland Claims(2)
Interest	194,750	57,000	114,000	23,750	—
Principal	950,000	—	—	950,000	—

MAN Claims – annual renewal fees(3)	3,875	3,875	7,750	7,750	—

Gavilanes option payments (4)	470,000	15,000	90,000	365,000	—

(1)	The long-term debt was to finance the purchase of office equipment and is a 36-month note payable under a business installment loan from JPMorgan Chase Bank, NA. The interest rate is 12.25% simple interest and the loan is cash collateralized.
(2)	The purchase of the 30 patented Courtland Claims which form part of the Hill Copper Project (as described in Note 8 above) from Hope Mining and Milling Company was closed on September 15, 2006 with the payment of the deposit of $250,000. In addition to the acquisition price, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.
(3)	For each of our 31 MAN claims on the Hill Copper Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.
(4)	In addition to the total purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

We have consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provide services to our company. During the quarter we paid consulting fees in lieu of salaries to our president, company officers and directors of $38,484 in total. These fees were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. In addition, during the three months ended March 31, 2007, we issued 237,110 shares under the Stock Compensation Plan to our directors and officers for directors’ fees and fees for attending meeting for the seven months ended December 31, 2006 and for the period to February 1, 2007. The shares had a total fair market value of $230,000.

As of March 31, 2007 the Company owed $25,514 to the same related parties for consulting fees and for the reimbursement of business expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. The most significant policy we have implemented is to capitalize the cost of acquiring the patented mining claims which form the core part of our Hill Copper Project. The accounting policies set forth in the audited consolidated financial statements included in our Form 10-KSB for the period ended December 31, 2006, are the same as the accounting policies utilized in the preparation of these unaudited consolidated financial statements, except as modified for appropriate interim presentation. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. The comparative figures shown in the statements of operations and statements of cash flows are for the three months ended February 28, 2006, which is prior to the change of balance date and prior to the acquisition of ARI.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the consolidated financial statements for the period ended December 31, 2006 included in our Form 10-KSB, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Item 3.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On February 1, 2007, we issued 237,110 shares of our stock under the Stock Compensation Plan to our directors and officers for directors’ fees and meeting fees for the seven months ended December 31, 2006 and for the period through February 1, 2007 at a market value of $0.97 per share for a total non-cash cost of $230,000. On March 2, 2007 we issued a further 16,990 shares to consultants at $1.03 per share for a total non-cash cost of $17,500.

On March 27, 2007 we received an amount of $200,000 which is being held as subscription proceeds for our proposed financing.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On February 1, 2007 we issued 237,110 shares of our stock under the Stock Compensation Plan to our directors and officers for directors’ fees and meeting fees for the seven months ended December 31, 2006 and for the period through February 1, 2007 at a market value of $0.97 per share for a total non-cash cost of $230,000. On March 2, 2007 we issued a further 16,990 shares to consultants at $1.03 per share for a total non-cash cost of $17,500.

On March 27, 2007 we received an amount of $200,000 which is being held as subscription proceeds for our proposed financing.

Item 6.	Exhibits

Number	Description
3.1	Articles of Incorporation (1)

3.2	By-Laws (13)

10.1	Agreement between Aurelio Resources, Inc. and Furio Resources, Inc. dated April 27, 2006 (5)

10.2	Amended Agreement between Aurelio Resources, Inc. and Furio Resources, Inc. dated June 9, 2006 (6)

10.3	Amended Agreement between Aurelio Resources, Inc. and Aurelio Resource Corporation dated July 13, 2006 (7)

10.4	Consulting Agreement among Aurelio Resource Corp., International American Resources, Inc. and Dr. Frederik Warnaars dated August 9, 2006 (8)

10.5	Consulting Agreement among Aurelio Resource Corp., Jonson Management Company and David C. Jonson dated August 9, 2006 (8)

10.6	Consulting Agreement among Aurelio Resource Corp., Salzburg Holdings Inc. and Stephen Doppler dated August 9, 2006 (8)

10.7	Purchase Agreement dated May 15, 2006, between Aurelio Resources, Inc. and Hope Mining and Milling Company (10)

10.8	Amending Agreement dated September 11, 2006 between Aurelio Resources, Inc., Bolsa Resources, Inc. and Hope Mining and Milling Company (10)

10.9	Consulting Agreement between Aurelio Resource Corp. and David S. Johnson dated September 1, 2006 (14)

10.10	Consulting Agreement among Aurelio Resource Corp., Waiata Inc. and Allan J. Marter dated November 1, 2006 (14)

10.11	Aurelio Resource Corporation 2006 Stock Option Plan adopted by the Board of Directors on September 15, 2006 (14)

10.12	Form of Subscription Agreement – US Accredited (12)

10.13	Form of Subscription Agreement – Offshore (12)

10.14	Aurelio Resource Corporation 2006 Incentive Compensation Plan adopted by the Board of Directors on October 12, 2006(15)

14.1	Code of Ethics (11)

21	Subsidiaries: Aurelio Resources, Inc., Minera Milenium S.A. de C.V. and Bolsa Resources, Inc.

31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	Incorporated by reference to our Form SB-2 filed with the Securities and Exchange Commission on July 9, 2004.
(5)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 2, 2006.
(6)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 15, 2006.
(7)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 17, 2006.
(8)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 23, 2006.
(10)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 22, 2006.
(11)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on September 12, 2006.
(12)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 25, 2006.
(13)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 10, 2006.
(14)	Incorporated by reference to our Form 10-KSB for the period ended December 31, 2006 filed with the Securities and Exchange Commission on April 4, 2007.
(15)	Incorporated by reference to our S-8 registration statement filed with the Securities and Exchange Commission on January 25, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURELIO RESOURCE CORPORATION

By:	/s/ Frederik Warnaars	By:	/s/ Allan J. Marter
	Frederik Warnaars, President, Chief Executive Officer		Allan J. Marter , Chief Financial Officer and Director
	(Principal Executive Officer) and Director		(Principal Financial and Accounting Officer)

Dated: May 15, 2007		Dated: May 15, 2007