Form 10QSB
period 2007-06-30
AURELIO RESOURCE CORP
filed 2007-08-14
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from March 31, 2007 to June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,167,155 common shares issued and outstanding as of August 13, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

It is the opinion of management that the interim consolidated financial statements for the quarter and six months ended June 30, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	Dec. 31, 2006
ASSETS
Current assets
Cash	$976,051	$464,521
Advances	2,128	—
Security deposits	8,025	2,255
Prepaid expenses	4,040	—
Deposit for core drilling	—	150,000

Total current assets	990,244	616,776

Mining claims	1,228,614	1,203,614
Equipment, net	70,050	55,489

	1,298,664	1,259,103

Total Assets	$2,288,908	$1,875,879

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$144,944	$242,301
Accounts payable - related parties	26,460	15,319
Current portion of long-term debt	9,239	8,693

Total current liabilities	180,643	266,313

Long-term debt	13,166	17,908
Note payable - Courtland Claims	950,000	950,000

	963,166	967,908

Total Liabilities	1,143,809	1,234,221

Stockholders’ Equity
Common stock, $0.001 par value; 487,500,000 shares authorized; 34,167,155 issued and outstanding	34,168	32,437
Additional paid in capital	3,660,246	1,680,077
Deficit accumulated during exploration stage	(2,547,419)	(1,069,276)
Cumulative effect of currency translation	(1,896)	(1,580)

Total Stockholders’ Equity	1,145,099	641,658

Total Liabilities and Stockholders’ Equity	$2,288,908	$1,875,879

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2007	Three Months Ended May 31, 2006	Six Months Ended June 30, 2007	Six Months Ended May 31, 2006	Feb. 19, 2004 (Inception) Through June 30, 2007
Revenue	$—	$—	$—	$—	$—

Expenses:
Bank charges	524	21	731	44	2,692
Depreciation	2,919	—	5,685	—	8,313
Directors’ fees	267,000	—	497,000	—	497,000
General and admin. expenses	75,728	—	116,535	—	193,716
Mineral property expenditures	187,044	1	429,442	1	939,401
Office expenses	21,393	638	64,124	638	103,568
Professional and filing fees	160,122	17,262	323,846	20,390	743,978
Transfer agent	52	—	155	—	3,530
Travel	14,636	—	14,875	—	36,907

	729,418	17,922	1,452,393	21,073	2,529,105

Loss from operations	(729,418)	(17,922)	(1,452,393)	(21,073)	(2,529,105)

Other income (expense)
Interest income	2,671	—	3,540	—	12,009
Interest expense	(14,997)	—	(29,290)	—	(30,323)

Income (loss) before provision for income tax	(741,744)	(17,922)	(1,478,143)	(21,073)	(2,547,419)
Provision for income tax	—	—	—	—	—

Net income (loss)	(741,744)	(17,922)	(1,478,143)	(21,073)	(2,547,419)

Other comprehensive income (loss) - net of tax
Foreign currency translation gain (loss)	38	—	(316)	—	(1,896)

Comprehensive loss	$(741,706)	$(17,922)	$(1,478,459)	$(21,073)	$(2,549,315)

Net income (loss) per share

(Basic and fully diluted)	$(0.02)	$(0.00)	$(0.05)	$(0.00)

Weighted average number of common shares outstanding	33,063,795	31,401,500	32,831,986	31,401,500

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30, 2007	Three Months Ended May 31, 2006	Six Months Ended June 30, 2007	Six Months Ended May 31, 2006	Feb. 19, 2004 (Inception) Through June 30, 2007
Cash Flows From Operating Activities:
Net loss	$(741,744)	$(17,922)	$(1,478,143)	$(21,073)	$(2,547,419)

Adjustments to reconcile comprehensive loss to net cash provided by (used for) operating activities:
Depreciation	2,919	—	5,685	—	8,313
Non-cash, stock-based compensation	288,500	—	653,000	—	821,000
Changes in current assets and liabilities:
Advances	(904)	—	(2,128)	—	(2,128)
Security deposits	(2,770)	—	(5,770)	—	(8,025)
Prepaid expenses	4,308	—	(4,040)	—	(4,040)
Deposit for core drilling	—	—	150,000	—	—
Accounts payable	96,259	12,276	(97,357)	11,796	144,944
A/P - related parties	946	—	11,141	—	26,460
Stock subscriptions rec’d	(200,000)	—	—	—	—

Net cash provided by/ (used for) operating activities	(552,486)	(5,646)	(767,612)	(9,277)	(1,560,895)

Cash Flows From Investing Activities:
Purchase of mining claims	(25,000)	—	(25,000)	—	(278,614)
Purchase of fixed assets	(19,309)	—	(20,246)	—	(51,762)

Net cash provided by/ (used for) investing activities	(44,309)	—	(45,246)	—	(330,376)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued From Previous Page)

	Three Months Ended June 30, 2007	Three Months Ended May 31, 2006	Six Months Ended June 30, 2007	Six Months Ended May 31, 2006	Feb. 19, 2004 (Inception) Through June 30, 2007
Cash Flows From Financing Activities:
Instalment payment of loan principal	(3,523)	—	(4,196)	—	(4,196)
Issuance of common stock for cash	1,328,900	—	1,328,900	—	2,873,414

Net cash provided by/ (used for) financing activities	1,325,377	—	1,324,704	—	2,869,218

Effect of exchange rate changes on cash	38	—	(316)	—	(1,896)

Net Increase/(Decrease) In Cash	728,620	(5,646)	511,530	(9,277)	976,051
Cash At The Beginning Of The Period	247,431	8,167	464,521	11,798	—

Cash At The End Of The Period	$976,051	$2,521	$976,051	$2,521	$976,051

Schedule Of Non-Cash Investing And Financing Activities

Acquisition of Minera Milenium, S.A. de C.V.	$—	$—	$—	$—	$(46)
Acquisition of Aurelio Resources, Inc.	—	—	—	—	(151,640)
Mineral Properties	25,000	—	—	—	1,228,614
Less note payable	—	—	—	—	(950,000)
Fixed asset purchases	19,309	—	20,264	—	78,355
Less long-term debt	—	—	—	—	(22,405)

Supplemental Disclosure

Cash paid for interest	$14,997	$—	$29,290	$—	$30,323
Cash paid for income taxes	—	—	—	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 19, 2004 (Inception) through June 30, 2007

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

June 30, 2007:

Deficit accumulated during the exploration stage	$2,547,419

Working capital	$809,601

NOTE 3 ACCOUNTING POLICIES

These financial statements are stated in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. They are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the seven months ended December 31, 2006 included in our Form 10-KSB for the period ended December 31, 2006 on file with the Securities and Exchange Commission. The accounting policies set forth in the audited consolidated financial statements are the same as the accounting policies utilized in the preparation of these unaudited consolidated financial statements, except as modified for appropriate interim presentation. The comparative figures shown in the statements of operations and statements of cash flows are for the three month and six month periods ended May 31, 2006, which is prior to the change of balance date and prior to the acquisition of ARI.

NOTE 4 SEGMENT INFORMATION

The Company operated in two reportable segments, these being the exploration for copper and zinc on its Hill Copper Project in Arizona and the exploration for gold on its Gavilanes Property in Mexico. Prior to June 2006, the Company was an exploration company with a property in Alaska. Following is the segment information for the periods ended June 30, 2007.

	Arizona	Mexico	Corporate	Total
As of and for the three months ended June 30, 2007:
Interest expense	$14,250	$—	$747	$14,997
Depreciation expense	—	649	2,270	2,919
Mineral property expenditures	161,498	22,911	2,635	187,044
Total assets	1,313,339	18,062	957,507	2,288,908

As of and for the three months ended May 31, 2006:
Interest expense	—	—	—	—
Depreciation expense	—	—	—	—
Mineral property expenditures	—	—	—	—
Total assets	—	—	2,521	2,521

As of and since inception through June 30, 2007:
Interest expense	27,750	—	3,652	31,402
Depreciation expense	—	1,716	6,597	8,313
Mineral property expenditures	740,648	85,994	112,759	939,401
Total assets	1,313,339	18,062	957,507	2,288,908

As of and for the six months ended June 30, 2007:
Interest expense	27,750	—	1,540	29,290
Depreciation expense	—	1,295	4,390	5,685
Mineral property expenditures	302,990	63,817	62,635	429,442

As of and for the six months ended May 31, 2006:
Interest expense	—	—	—	—
Depreciation expense	—	—	—	—
Mineral property expenditures	—	—	—	—

NOTE 5 BUSINESS ACQUISITIONS

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

NOTE 6 PROPERTY ACQUISITIONS

On May 15, 2006 our subsidiary, ARI, entered into a purchase and sale agreement with Hope Mining and Milling Company (“Hope MMC”), an Arizona corporation, concerning the acquisition by ARI of 30 patented mining claims known as the Courtland Claims and located in the Turquoise Mining District, Cochise County, Arizona. The purchase price for the subject property was $1.2 million with a $250,000 down payment. The remaining balance of $950,000 is being carried on an interest-only four year term 6% straight-line annual interest-only (payable monthly) promissory note, secured by a deed of trust, with a balloon payment at the end of year four. On September 15, 2006, ARI, Bolsa and Hope MMC entered into an agreement amending the terms of the purchase agreement and, pursuant to the amending agreement, Bolsa accepted the assignment and completed the acquisition of the 30 patented mining claims from Hope MMC by making the down payment of $250,000.

In April 2007, we executed and made the initial payment under a purchase agreement with a subsidiary of Newmont Mining Corporation, whereby the Company is acquiring two patented mining claims covering 30 acres adjacent to our MAN claims in Cochise County, Arizona. The purchase price is $100,000, payable in four equal installments of $25,000 upon each of signing and six, nine and 12 months after the signing of the purchase agreement, whereupon the option will be exercised and the properties purchased. Newmont will also receive a 1% Net Smelter Returns Royalty on the patented claims and on any properties Aurelio currently owns or acquires within a designated Area of Interest. As the purchase price is for patented claims, the cost is capitalized as incurred.

In April 2007, we also completed a mineral lease and option agreement with three individual owners of 65 “Gold Coin” mineral claims and three Arizona State Exploration Permits on the Hill Copper Project in Cochise County, Arizona. The “Gold Coin” claims and the three Exploration Permits form one continuous block of claims covering 1540 acres. These new properties are all located to the south and southeast of the MAN claims. The option agreement includes an initial payment of $20,000 with additional staged payments spread over four years totaling $1.5 million. In addition, there is a royalty of 1% of production of base metals and 2.5% of precious metals. As these payments are for unpatented claims and permits, the option payments will be expensed as incurred.

NOTE 7 LONG-TERM DEBT AND CONTRACTUAL OBLIGATIONS

	As of June 30, 2007	As of Dec. 31, 2006
Current debt:
Bank debt – portion payable within one year(1)	$9,239	$8,693

	$9,239	$8,693

Long-term debt:
Bank debt – portion payable after one year(1)	$13,166	$17,908
Note payable – Courtland Claims(2)	950,000	950,000

	$963,166	$967,908

Contractual Obligations as of June 30, 2007	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt(1)	$22,405	$9,239	$13,166	$—	$—
Note payable – Courtland Claims(2)
Interest	194,750	57,000	114,000	23,750	—
Principal	950,000	—	—	950,000	—
Deferred purchase from Newmont	75,000	75,000
Gold Coin option payments	1,480,000	55,000	225,000	300,000	900,000
MAN Claims – annual renewal fees(3)	4,375	4,375	8,750	8,750	—
Gavilanes option payments (4)	470,000	15,000	90,000	365,000	—

(1)	The long-term debt was to finance the purchase of office equipment and is a 36-month note payable under a business instalment loan from JPMorgan Chase Bank, NA. The interest rate is 12.25% simple interest and the loan is cash collateralized.
(2)	The purchase of the 30 patented Courtland Claims which form part of the Hill Copper Project (as described in Note 8 above) from Hope Mining and Milling Company was closed on September 15, 2006 with the payment of the deposit of $250,000. In addition to the acquisition price, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.
(3)	For each of our 35 MAN claims on the Hill Copper Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.
(4)	In addition to the total purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

NOTE 8 PROPERTY AND EQUIPMENT

As at June 30, 2007	Cost	Depreciation	Net Book Value
Littleton – office furniture	$11,416	$1,112	$10,304
– office equipment	37,916	5,485	32,431
Mexico – truck	10,267	1,369	8,898
– furniture and equipment	3,774	357	3,417
Arizona – truck	15,000	0	15,000
Total	$78,373	$8,323	$70,050

NOTE 9 STOCKHOLDERS’ EQUITY

a.	Authorized

On June 16, 2006 we changed our name to Aurelio Resource Corporation and implemented a six and one-half (6.5) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 487,500,000 shares of common stock with a par value of $0.001.

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

On June 7, 2007 we completed a private placement of 1,476,555 units at $0.90 per unit for total gross proceeds of $1,328,900. Each unit was comprised of one share of common stock and one half of a warrant. Each whole warrant entitles the holder to acquire a further share of common stock at a price of $1.60 per share on or before June 8, 2009.

c.	Warrants outstanding

On June 8, 2007 we issued 738,280 warrants to purchase share of our common stock at a price of $1.60 on or before June 8, 2009.

NOTE 10 STOCK-BASED COMPENSATION

a.	Stock Options

At June 30, 2007, 475,000 options were available for grant under the 2006 Stock Option Plan.

A summary of the status of the Plan as of June 30, 2007 showing the grants made during the first two quarters of 2007 is as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	500,000	$0.81
Grants during the first quarter	275,000	$1.01
(all exercisable)
Outstanding at March 31, 2007	775,000	$0.88
Grants during the second quarter	1,550,000	$1.08
(550,000 exercisable)
Outstanding at June 30, 2007	2,325,000	$1.01

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes model with the following assumptions: volatility 81%; risk-free interest rate of 4.97% to 5%; dividend yield of Nil; an expected life of between one and two and a half years. With respect to vesting, 325,000 options were granted during the six months with immediate vesting, and options to acquire 1,500,000 shares were vested as to one third on the date of grant and one third on each of the first and second anniversary of the grants. The weighted-average grant date fair market values of stock options granted during the first quarter was $0.43 and during the quarter ended June 30, 2007 (for exercisable options) was $0.52. Of the option expense in the quarter ended June 30, 2007, $267,000 was charged to directors’ fees and $21,500 to professional fees.

b.	Stock Compensation Plan

The board of directors adopted the 2006 Incentive Compensation Plan (the “Compensation Plan”) on October 12, 2006 and reserved 2,200,000 common shares to be made available for grant under the Compensation Plan. The purpose of the Compensation Plan is to afford the persons who provide services to the Company or any of its subsidiaries or affiliates, whether directors, officers, consultants or employees of our Company or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in the Company by permitting them to be paid in common shares of our stock and to conserve our cash by being able to pay and consultants or others who provide services to us in shares in lieu of cash. Under the terms of the Compensation Plan, the board of directors has full authority to administer the Compensation Plan in accordance with the terms of the Compensation Plan and at any time to establish additional terms, conditions, rules or procedures for the Compensation Plan provided, however, that no such terms shall be inconsistent with the provisions of the Compensation Plan. At June 30, 2007, 1,945,900 shares were available for grant under the Compensation Plan.

NOTE 11 SUBSEQUENT EVENTS

Effective August 6, 2007, we executed and made a $10,000 down payment under a mineral lease and option agreement for 13 patented mining claims covering approximately 220 acres located on the northern edge of the MAN area, that is part of the Company’s Hill Copper Project in Cochise County, Arizona. As part of the transaction, we also acquired approximately 1,000 acres of surface rights. The purchase price is $1.3 million payable in equal amounts over two years, with the full initial payment of $260,000 payable after 90-days for inspection and further due diligence. There is no royalty payable on production from any of the patented mining claims.

NOTE 12 COMPARATIVE FIGURES

The comparative figures shown in the statements of operations and statements of cash flows are for the three and six months ended May 31, 2006, which was prior to the change of balance date (on September 28, 2006 we changed our balance date from May 31 to December 31) and prior to the acquisition of ARI.

Item 2.	Management’s Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks included in Part I of our Form 10-KSB for the period ended December 31, 2006 on file with the Securities and Exchange Commission in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

We continue to focus our efforts on the acquisition, exploration and development of mineral properties. To date, we have not discovered an economically viable mineral deposit on the mineral claims, and there is no assurance that we will discover one. A great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future development is determined.

We have no revenues, have experienced losses since inception, have no operations, have been issued a going concern opinion by our auditors, and rely upon the sale of our securities to fund operations.

Plan of Operations

Our plan of operations for the next twelve months involves the implementation of further exploration and development programs and additional property acquisitions for our Hill Copper Project in Arizona and our Gavilanes Property in Mexico. We will undertake these operations with our existing management and field personnel and will contract for additional labor on a project basis as required. While payments for purchases of additional patented and unpatented mining claims presently being negotiated could cost as much as $950,000 over the next 12 months, we do not anticipate any major purchases or sales of plant and equipment, as we intend to sub-contract the drilling programs and outsource the assaying, resource estimation, engineering and metallurgical studies.

We wish to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our mineral properties:

Hill Copper Project, Arizona:

We are in the process and plan to acquire additional land adjoining our Courtland area and the MAN claims on the Hill Copper Project, through negotiations with private concession-holders and surface rights owners, through staking “free” land and applying for state exploration permits. These acquisitions could cost as much as $950,000 over the next twelve months. We anticipate that the next phase of the work program, including staged payments for land acquisitions, will cost approximately $1,430,000 over the next six months and approximately $4,700,000 over the next twelve months, for exploration, engineering, environmental and metallurgical studies, preliminary scoping, pre-feasibility studies, property payments and land acquisition. We will need to raise additional funds in order to conduct these exploration programs and for the land acquisitions.

The planned six month exploration program will include further drill programs totalling approximately 30,000 feet of reverse circulation drilling (which commenced in June 2007) on our current landholdings to confirm the previously identified resources and to test additional exploration targets with the goal of increasing the resource estimates. We anticipate that this drill program will cost approximately $950,000 and take most of the six months to complete. We have also budgeted to continue both diamond drilling and reverse circulation drilling in the twelve month program.

Gavilanes Property:

We made the option payment in February and plan to make the option payment of $15,000 due August 15, 2007 in order to keep the Gavilanes option in good standing. We will need to raise additional funds in order to keep making option payments for this property.

Our planned six month exploration program includes 7,000 feet of diamond drilling to test the seven best targets identified to date on the Gavilanes Property. In addition, we plan to acquire surface rights in anticipation of building access roads for drill pad construction. Based on our review of all the pertinent data available on the property, we are pursuing our goal of identifying a bulk mineable, open pittable gold deposit at Gavilanes. The budget for this drill program will be approximately $300,000 and, subject to the availability of financing, we would expect that to be completed within six months from commencement of the program. If this program shows the expected results, we will then undertake a larger program of up to 15,000 feet of diamond drilling on the property, which is budgeted to cost approximately $600,000 and, as long as funding is available, we would anticipate completing this within the next twelve months

General Operating Expenses

We anticipate cash spending approximately $86,000 in ongoing general and administrative expenses per month for the next six months, while our total cash outlay for general and administrative expense over the whole of the next twelve months is expected to total approximately $1,100,000. The general and administrative expenses for the year will consist primarily of professional fees for the our management and field personnel, accounting and reporting expenses, audit and legal work relating to our regulatory filings, as well as transfer agent fees, marketing and investor relations activities and the costs of maintaining our executive office in Littleton, Colorado and our field offices in Arizona and in Culiacan, Mexico. In addition, we plan to make property payments on new and our existing property agreements of approximately $600,000 over the six months and approximately $1,200,000 in total over the next twelve months, and some of these payments may be expensed. We plan to spend approximately $1,100,000 for exploration and engineering studies over the next six months and approximately $4,700,000 in total for exploration programs, land payments and property acquisitions and engineering studies during the twelve months.

At June 30, 2007 we had cash on hand of $976,051 and working capital of $809,601. Although we closed a private placement financing in June for $1.33 million, our cash and working capital will not be sufficient to enable us to pay for the costs of our exploration and general and administrative expenses for the next twelve months. We will have to raise additional capital in order to pay for our exploration and anticipated general and administrative expenses. Our ability to complete the next phases of our recommended work programs will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

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

In June 2007, we closed a private placement of 1,476,555 units at $0.90 per unit for total gross proceeds of $1,328,900. Each unit was comprised of one share of common stock and one half of a warrant. Each whole warrant entitles the holder to acquire a further share of common stock at a price of $1.60 per share on or before June 8, 2009. In order to proceed with our plans, we plan to raise additional funds by way of private placements of equity securities in our company.

Results of Operations

We have had no operating revenues since our inception on February 19, 2004, through to June 30, 2007.

Since the acquisition of ARI we have focused most of our attention during the period through to June 30, 2007 on the Hill Copper Project in Arizona. There we purchased 30 patented claims on approximately 549 acres in the Courtland area from Hope Mining and staked an additional 17 MAN claims on the property during 2006 and staked a further five MAN claims in June 2007 and now have a total of 35 unpatented MAN claims. We acquired a data base from Newmont Mining that includes assay results from 274 holes drilled from the 1950s to the 1990s and we have been able to develop preliminary in-house copper resource estimates. And, in our first drilling campaign through January 2006, we completed 5,908 feet in a 10-hole drilling program in the Courtland and South Courtland areas to confirm the results from the historic drilling in the data base and we also explored new targets on the Hill Copper Project. While our drilling resulted in similar results as the previous drilling campaigns, some of the drilling was significantly better and we discovered two new zones in the South Courtland area, consisting of a near-surface copper oxide zone and a zone of zinc mineralization. Based on this success, we commenced a new reverse circulation drilling program at South Courtland in June 2007 and completed 10 holes totaling 3,090 feet by month-end. Our mineral property exploration expenditures totaled $187,044 and $429,442 during the three months and six months ended June 30, 2007, respectively. There were no mineral property expenditures in the three months and six months ended May 31, 2006.

During the comparative periods, being the quarter and six months ended May 31, 2006, which was prior to the change of name and direction of our company, we had incurred mineral property expenditures of $Nil and $Nil and operating costs of $19,922 and $21,073, respectively. During these periods the company had been inactive and the costs were incurred for professional and filing fees.

In April 2007, we executed and made the initial payment under an option purchase agreement with a subsidiary of Newmont Mining Corporation, whereby the Company is acquiring two patented mining claims covering 30 acres adjacent to our MAN claims in Cochise County, Arizona. The purchase price is $100,000, payable in four equal installments of $25,000 upon each of signing and six, nine and 12 months after the signing of the purchase agreement, whereupon the option will be exercised and the properties purchased.

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

During May 2007 we signed an agreement to acquire approximately 77,000 feet of drill core from 95 holes drilled by Santa Fe Mining, Newmont and Great Gray Resources on the Hill property between 1987 and 1990 for a nominal cost. The core was moved onto our property in July and we are reviewing and cataloguing the core which will provide new geologic information and new assay data.

Our losses for the three months and six months ended June 30, 2007 were $741,744 and $1,478,143, respectively. These losses included the expensing of all our exploration programs and overhead costs, including non-cash stock-based compensation expense for stock options (primarily to directors) and for shares issued for service by our directors and officers. These losses compared with losses of $17,922 and $21,073 in the quarter and six months ended May 31, 2006 respectively. Our loss accumulated since inception to June 30, 2007 is $2,547,419. Our cash used in operations, which was primarily focused on exploring the Hill Copper Project, was $552,486 during the three months ended June 30, 2007 (compared with cash used of $5,646 in the three months ended May 31, 2006). For the six months to June 30, 2007, our cash used in operations was $767,612 compared with cash used of $9,277 in the comparative period last year.

Liquidity and Capital Resources

At June 30, 2007, we had cash on hand of $976,051 and working capital of $809,601.

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

In June 2007, we closed a private placement of 1,476,555 units at $0.90 per unit for total gross proceeds of $1,328,900. Each unit was comprised of one share of common stock and one half of a warrant. Each whole warrant entitles the holder to acquire a further share of common stock at a price of $1.60 per share on or before June 8, 2009. Our requirements for additional financing are discussed in further detail above under the heading Plan of Operation. In order to proceed with our plans, we plan to raise additional funds by way of private placements of equity securities in our company.

Our cash used in operations, which was primarily focused on exploring the Hill Copper Project, was $552,486 during the three months ended June 30, 2007 (compared with cash used of $5,646 in the three months ended May 31, 2006). For the six months to June 30, 2007, our cash used in operations was $767,612 compared with cash used of $9,277 in the comparative period last year.

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

Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations as of June 30, 2007	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt(1)	$22,405	$9,239	$13,166	$—	$—
Note payable – Courtland Claims(2)
Interest	194,750	57,000	114,000	23,750	—
Principal	950,000	—	—	950,000	—
Deferred purchase from Newmont	75,000	75,000
Gold Coin option payments	1,480,000	55,000	225,000	300,000	900,000
MAN Claims – annual renewal fees(3)	4,375	4,375	8,750	8,750	—
Gavilanes option payments (4)	470,000	15,000	90,000	365,000	—

(1)	The long-term debt was to finance the purchase of office equipment and is a 36-month note payable under a business instalment loan from JPMorgan Chase Bank, NA. The interest rate is 12.25% simple interest and the loan is cash collateralized.
(2)	The purchase of the 30 patented Courtland Claims which form part of the Hill Copper Project (as described in Note 8 above) from Hope Mining and Milling Company was closed on September 15, 2006 with the payment of the deposit of $250,000. In addition to the acquisition price, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.
(3)	For each of our 35 MAN claims on the Hill Copper Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.
(4)	In addition to the total purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

We have consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provide services to our company. During the quarter and six months ended June 30, 2007 we paid consulting fees in total in lieu of salaries to our president, company officers and directors of $72,053 and $110,537, respectively. These fees were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. In addition, during the three months ended March 31, 2007, we issued 237,110 shares under the Stock Compensation Plan to our directors and officers for directors’ fees and fees for attending meeting for the seven months ended December 31, 2006 and for the period to February 1, 2007. The shares had a total fair market value of $230,000.

As of June 30, 2007 the Company owed $26,460 to the same related parties for consulting fees and for the reimbursement of business expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. The most significant policy we have implemented is to capitalize the cost of acquiring the patented mining claims which form the core part of our Hill Copper Project. The accounting policies set forth in the audited consolidated financial statements included in our Form 10-KSB for the period ended December 31, 2006, are the same as the accounting policies utilized in the preparation of these unaudited consolidated financial statements, except as modified for appropriate interim presentation. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. The comparative figures shown in the statements of operations and statements of cash flows are for the three months and six months ended May 31, 2006, which is prior to the change of balance date and prior to the acquisition of ARI.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this transitional quarterly report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On June 7, 2007 we completed a private placement of 1,476,555 units at $0.90 per unit for total gross proceeds of $1,328,900. Each unit was comprised of one share of common stock and one half of a warrant. Each whole warrant entitles the holder to acquire a further share of common stock at a price of $1.60 per share on or before June 8, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 Annual General Meeting of Stockholders was held on May 18, 2007, where three matters were voted upon with the following results:

1. The following directors were elected to serve until the date of the 2008 annual meeting:

	Number of Common shares Voted
	For	Withheld
Frederik Warnaars	21,035,219	1,300
Stephen Doppler	21,034,219	2,300
David S. Johnson	21,034,219	2,300
Allan J. Marter	21,035,219	1,300
Stephen R. Stine	21,035,119	1,400

2. The resolution to ratify the selection of Mason Russell West, LLC, Certified Public Accountants as independent auditor.

For:	21,031,219	Withheld:	5,300

3. The resolution to ratify and adopt the 2006 Stock Option Plan.

For:	10,530,483	Withheld:	36,770

Item 5.	Other Information

On June 7, 2007 we completed a private placement of 1,476,555 units at $0.90 per unit for total gross proceeds of $1,328,900. Each unit was comprised of one share of common stock and one half of a warrant. Each whole warrant entitles the holder to acquire a further share of common stock at a price of $1.60 per share on or before June 8, 2009.

Item 6.	Exhibits

Number	Description
3.1	Articles of Incorporation (1)

3.2	By-Laws (13)

10.1	Agreement between Aurelio Resources, Inc. and Furio Resources, Inc. dated April 27, 2006 (5)

10.2	Amended Agreement between Aurelio Resources, Inc. and Furio Resources, Inc. dated June 9, 2006 (6)

10.3	Amended Agreement between Aurelio Resources, Inc. and Aurelio Resource Corporation dated July 13, 2006 (7)

10.4	Consulting Agreement among Aurelio Resource Corp., International American Resources, Inc. and Dr. Frederik Warnaars dated August 9, 2006 (8)

10.5	Consulting Agreement among Aurelio Resource Corp., Jonson Management Company and David C. Jonson dated August 9, 2006 (8)

10.6	Consulting Agreement among Aurelio Resource Corp., Salzburg Holdings Inc. and Stephen Doppler dated August 9, 2006 (8)

10.7	Purchase Agreement dated May 15, 2006, between Aurelio Resources, Inc. and Hope Mining and Milling Company (10)

10.8	Amending Agreement dated September 11, 2006 between Aurelio Resources, Inc., Bolsa Resources, Inc. and Hope Mining and Milling Company (10)

10.9	Consulting Agreement between Aurelio Resource Corp. and David S. Johnson dated September 1, 2006 (14)

10.10	Consulting Agreement among Aurelio Resource Corp., Waiata Inc. and Allan J. Marter dated November 1, 2006 (14)

10.11	Aurelio Resource Corporation 2006 Stock Option Plan adopted by the Board of Directors on September 15, 2006 (14)

10.12	Form of Subscription Agreement – US Accredited (12)

10.13	Form of Subscription Agreement – Offshore (12)

10.14	Aurelio Resource Corporation 2006 Incentive Compensation Plan adopted by the Board of Directors on October 12, 2006(15)

10.15*	Option to purchase agreement between Newmont Realty Company and Aurelio Resource Corporation effective March 27, 2007

10.16*	Mineral Lease Agreement and Option to Purchase between Bolsa Resources, Inc. and Philip J. Sterling, Manuel R. Hernandez and Fred Jenkins effective April 15, 2007

14.1	Code of Ethics (11)

21	Subsidiaries: Aurelio Resources, Inc., Minera Milenium S.A. de C.V. and Bolsa Resources, Inc.

31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Statement of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to our Form SB-2 filed with the Securities and Exchange Commission on July 9, 2004.
(5)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 2, 2006.
(6)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 15, 2006.
(7)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 17, 2006.
(8)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 23, 2006.
(10)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 22, 2006.
(11)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on September 12, 2006.
(12)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 25, 2006.
(13)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 10, 2006.
(14)	Incorporated by reference to our Form 10-KSB for the period ended December 31, 2006 filed with the Securities and Exchange Commission on April 4, 2007.
(15)	Incorporated by reference to our S-8 registration statement filed with the Securities and Exchange Commission on January 25, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURELIO RESOURCE CORPORATION

By:	/s/ Frederik Warnaars	By:	/s/ Allan J. Marter
	Frederik Warnaars, President, Chief Executive Officer		Allan J. Marter , Chief Financial Officer and Director
	(Principal Executive Officer) and Director		(Principal Financial and Accounting Officer)

Dated:	August 13, 2007	Dated:	August 13, 2007