Form 10QSB
period 2007-09-30
AURELIO RESOURCE CORP
filed 2007-11-19
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period ended

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,447,155 common shares issued and outstanding as of November 16, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

It is the opinion of management that the interim consolidated financial statements for the quarter and nine months ended September 30, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	Sept. 30, 2007	Dec. 31, 2006
Current assets
Cash	$200,830	$464,521
Advances	3,468	—
Security deposits	8,890	2,255
Prepaid expenses	2,640	—
Bonds	36,714	—
Deposit for core drilling	—	150,000

Total current assets	252,542	616,776

Mining claims	1,328,614	1,203,614
Equipment, net	66,204	55,489

	1,394,818	1,259,103

Total Assets	$1,647,360	$1,875,879

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$102,430	$242,301
Accounts payable - related parties	16,450	15,319
Current portion of long-term debt	9,525	8,693

Total current liabilities	128,405	266,313

Long-term debt	10,690	17,908
Note payable - Courtland Claims	950,000	950,000

	960,690	967,908

Total Liabilities	1,089,095	1,234,221

Stockholders’ Equity
Common stock, $0.001 par value;
487,500,000 shares authorized;
34,167,155 issued and outstanding	34,168	32,437
Additional paid in capital	3,660,246	1,680,077
Deficit accumulated during exploration stage	(3,132,497)	(1,069,276)
Cumulative effect of currency translation	(3,652)	(1,580)

Total Stockholders’ Equity	558,265	641,658

Total Liabilities and Stockholders’ Equity	$1,647,360	$1,875,879

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended Sept. 30, 2007	Three Months Ended Aug. 31, 2006	Nine Months Ended Sept. 30, 2007	Nine Months Ended Aug. 31, 2006	Feb. 19, 2004 (Inception) Through Sept. 30, 2007
Revenue	$—	$—	$—	$—	$—

Expenses:
Depreciation	3,665	56	9,350	56	11,978
Directors’ fees	—	—	497,000	—	497,000
General and admin. expenses	98,654	19,294	295,074	19,976	439,067
Mineral property expenditures	365,275	1,625	794,717	1,626	1,304,676
Professional fees	106,677	22,702	430,523	43,092	850,655

	574,271	43,677	2,026,664	64,750	3,103,376

Loss from operations	(574,271)	(43,677)	(2,026,664)	(64,750)	(3,103,376)
Other income (expense)
Interest income	4,149	—	7,689	—	16,158
Interest expense	(14,956)	—	(44,246)	—	(45,279)

Income (loss) before provision for income tax	(585,078)	(43,677)	(2,063,221)	(64,750)	(3,132,497)
Provision for income tax	—	—	—	—	—

Net income (loss)	(585,078)	(43,677)	(2,063,221)	(64,750)	(3,132,497)
Other comprehensive income (loss) - net of tax
Foreign currency translation gain (loss)	(1,756)	(956)	(2,072)	(956)	(3,652)

Comprehensive loss	$(586,834)	$(44,633)	$(2,065,293)	$(65,706)	$(3,136,149)

Net income (loss) per share
(Basic and fully diluted)	$(0.02)	$(0.00)	$(0.06)	$(0.00)

Weighted average number of common shares outstanding	34,167,155	20,103,167	33,281,933	20,103,167

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended Sept. 30, 2007	Three Months Ended Aug. 31, 2006	Nine Months Ended Sept. 30, 2007	Nine Months Ended Aug. 31, 2006	Feb. 19, 2004 (Inception) Through Sept. 30, 2007
Cash Flows From Operating Activities:
Net loss	$(585,078)	$(43,677)	$(2,063,221)	$(64,750)	$(3,132,497)
Adjustments to reconcile comprehensive loss to net cash provided by (used for) operating activities:
Depreciation	3,665	56	9,350	56	11,978
Non-cash, stock-based compensation	—	—	653,000	—	821,000
Changes in current assets and liabilities:
Advances	(1,340)	—	(3,468)	—	(3,468)
Security deposits	(865)	(10,000)	(6,685)	(10,000)	(8,890)
Prepaid expenses	1,400	—	(2,640)	—	(2,640)
Bonds	(36,714)	—	(36,714)	—	(36,714)
Deposit for core drilling	—	—	150,000	—	—
Accounts payable	(42,514)	53,025	(139,871)	64,821	102,430
A/P - related parties	(10,010)	39,963	1,131	39,963	16,450
Stock subscriptions rec’d	—	—	—	—	—

Net cash provided by/ (used for) operating activities	(671,456)	38,411	(1,439,068)	29,134	(2,232,351)

Cash Flows From Investing Activities:
Purchase of mining claims	(100,000)	—	(125,000)	—	(378,614)
Advance on investment	—	103,150	—	103,150	—
Purchase of fixed assets	181	(3,120)	(20,065)	(3,120)	(49,568)

Net cash provided by/ (used for) investing activities	(99,819)	100,030	(145,065)	100,030	(428,182)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued From Previous Page)

	Three Months Ended Sept. 30, 2007	Three Months Ended Aug. 31, 2006	Nine Months Ended Sept. 30, 2007	Nine Months Ended Aug. 31, 2006	Feb. 19, 2004 (Inception) Through Sept. 30, 2007
Cash Flows From Financing Activities:
Installment payment of loan principal	(2,190)	—	(6,386)	—	(8,399)
Stock subscription payable	—	327,500	—	327,500	—
Issuance of common stock for cash	—	(151,686)	1,328,900	(151,686)	2,873,414

Net cash provided by/(used for) financing activities	(2,190)	175,814	1,322,514	175,814	2,865,015

Effect of exchange rate changes on cash	(1,756)	—	(2,072)	—	(3,652)

Net Increase/(Decrease) In Cash	(775,221)	314,255	(263,691)	304,978	200,830
Cash At The Beginning Of The Period	976,051	2,521	464,521	11,798	—

Cash At The End Of The Period	$200,830	$316,776	$200,830	$316,776	$200,830

Schedule Of Non-Cash Investing And Financing Activities
Acquisition of Minera Milenium, S.A. de C.V.	$—	$—	$—	$—	$(46)
Acquisition of Aurelio Resources, Inc.	—	—	—	—	(151,640)
Mineral Properties	100,000	—	125,000	—	1,328,614
Less note payable	—	—	—	—	(950,000)
Fixed asset purchases	181	—	20,065	—	78,182
Less long-term debt	—	—	—	—	(28,614)
Supplemental Disclosure
Cash paid for interest	$14,956	$—	$44,246	$—	$45,279
Cash paid for income taxes	—	—	—	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 19, 2004 (Inception) through September 30, 2007

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

NOTE 2	CHANGE OF YEAR-END

The Company changed its year-end from May 31 to December 31 on September 28, 2006. For the year prior to May 31, 2006 and up to the acquisition of ARI in August 2006, the Company had essentially been dormant. As a result of the change in year-end and given the lack of materiality of the prior periods compared to the current operations and the lack of seasonality in the Company’s business, the quarters in the current year have been compared with the most relevant period from the reported quarters in prior periods. It is not practicable, nor cost justified, to furnish in this quarterly report financial statements for the corresponding period of the prior year.

	For the period ending	Comparative period
Q1	March 31, 2007	February 28, 2006
Q2	June 30, 2007	May 31, 2006
Q3	September 30, 2007	August 31, 2006
Q4	December 31, 2007	December 31, 2006	(i)

(i)	Four months and seven months, respectively, when compared with the quarter and year ending December 31, 2007.

NOTE 3	GOING CONCERN

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

Sept. 30, 2007:	Deficit accumulated during the exploration stage	$3,132,497
	Working capital	$124,137

NOTE 4	ACCOUNTING POLICIES

These financial statements are stated in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. They are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the seven months ended December 31, 2006 included in our Form 10-KSB for the period ended December 31, 2006 on file with the Securities and Exchange Commission. The accounting policies set forth in the audited consolidated financial statements are the same as the accounting policies utilized in the preparation of these unaudited consolidated financial statements, except as modified for appropriate interim presentation. As a result of the change in year-end and as detailed above, the comparative figures shown in the statements of operations and statements of cash flows are for the three month and nine month periods ended August 31, 2006.

NOTE 5	RELATED PARTY TRANSACTIONS

We have consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provide services to our company. During the quarter and nine months ended September 30, 2007 we paid consulting fees in total in lieu of salaries to our president, company officers and directors of $96,975 and $264,906, respectively. These fees were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. In addition, during the three months ended March 31, 2007, we issued 237,110 shares under the Stock Compensation Plan to our directors and officers for directors’ fees and fees for attending meeting for the seven months ended December 31, 2006 and for the period to February 1, 2007. The shares had a total fair market value of $230,000.

As of September 30, 2007 the Company owed $16,450 to the same related parties for consulting fees and for the reimbursement of business expenses.

NOTE 6	FINANCIAL INSTRUMENTS

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

NOTE 7	SEGMENT INFORMATION

The Company operated in two reportable segments, these being the exploration for copper and zinc on its Hill Copper-Zinc Project in Arizona and the exploration for gold on its Gavilanes Property in Mexico. Prior to June 2006, the Company was an exploration company with a property in Alaska. Following is the segment information for the periods ended Sept. 30, 2007.

	Arizona	Mexico	Corporate	Total
As of and for the three months ended Sept. 30, 2007:
Revenue	$—	$—	$—	$—
Depreciation expense	750	649	2,266	3,665
Mineral property expenditures	271,626	93,649	—	365,275
Operating loss	356,223	34,931	183,117	574,271
Other income	3	—	4,146	4,149
Interest expense	14,278	—	678	14,956
Net loss	370,498	34,931	179,649	585,078
Total assets	1,466,138	26,245	154,977	1,647,360

	Arizona	Mexico	Corporate	Total
As of and for the three months ended Aug. 31, 2006:
Revenue	—	—	—	—
Depreciation expense	—	—	56	56
Mineral property expenditures	—	—	1,625	1,625
Operating loss	—	—	43,677	43,677
Other income	—	—	—	—
Interest expense	—	—	—	—
Net loss	—	—	43,677	43,677
Total assets	—	—	329,840	329,840
As of and since inception through Sept. 30, 2007:
Revenue	—	—	—	—
Depreciation expense	750	2,365	8,863	11,978
Mineral property expenditures	1,012,274	179,643	112,759	1,304,676
Operating loss	1,296,762	185,894	1,620,720	3,103,376
Other income	45	—	16,113	16,158
Interest expense	42,027	—	3,252	45,279
Net loss	1,338,744	185,894	1,607,859	3,132,497
Total assets	1,466,138	26,245	154,977	1,647,360
As of and for the nine months ended Sept. 30, 2007:
Revenue	—	—	—	—
Depreciation expense	750	1,941	6,659	9,350
Mineral property expenditures	639,518	95,199	60,000	794,717
Operating loss	769,461	117,859	1,139,344	2,026,664
Other income	35	—	7,654	7,689
Interest expense	42,028	—	2,218	44,246
Net loss	811,454	117,859	1,133,908	2,063,221
As of and for the nine months ended Aug. 31, 2006:
Revenue	—	—	—	—
Depreciation expense	—	—	56	56
Mineral property expenditures	—	—	1,626	1,626
Operating loss	—	—	64,750	64,750
Other income	—	—	—	—
Interest expense	—	—	—	—
Net loss	—	—	64,750	64,750

NOTE 8	BUSINESS ACQUISITIONS

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

On August 17, 2006 the Company acquired 100% of ARI in a transaction accounted for as a business purchase, by issuing 10,000,000 shares for 100% of the outstanding stock of ARI. The net worth of ARI measured at fair value on August 17, 2006 was $(151,640). The primary reason for the acquisition was to acquire the 100% interest in the 13 MAN mining claims on a property located in southeastern Arizona, part of what is now known as the Hill Copper-Zinc Property. The business objective of the company is to continue to progress the discovery, acquisition and exploration of advanced stage mineral properties with the potential to be expanded.

The purchase cost and the allocation of the purchase costs to ARI’s assets and liabilities (unaudited) are as follows:

Purchase Cost	Amount	Value
Issuance of Aurelio Resource Corporation common stock	10,000,000	$(151,640)

Allocation of Purchase Cost
Current assets		$10,875
Equipments, net		1,239
Accounts payable		(40,741)
Advance on investment		(103,150)
Accounts payable – related parties		(19,863)

Net Asset Value		$(151,640)

NOTE 9	PROPERTY ACQUISITIONS

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

In April 2007, we also completed a mineral lease and option agreement with three individual owners of 65 “Gold Coin” mineral claims and three Arizona State Exploration Permits on the Hill Copper-Zinc Project in Cochise County, Arizona. The “Gold Coin” claims and the three Exploration Permits form one continuous block of claims covering 1540 acres. These new properties are all located to the south and southeast of the MAN claims. The option agreement includes an initial payment of $20,000 with additional staged payments spread over four years totaling $1.5 million. In addition, there is a royalty of 1% of production of base metals and 2.5% of precious metals. As these payments are for unpatented claims and permits, the option payments will be expensed as incurred.

Effective August 6, 2007, through Bolsa, we executed and made a $10,000 down payment into escrow under a mineral lease and option agreement for 13 patented mining claims covering approximately 220 acres located on the northern edge of the MAN area, that is part of the Company’s Hill Copper-Zinc Project in Cochise County, Arizona. As part of the transaction, we also acquired approximately 1,000 acres of surface rights known as the Rae Property. The purchase price is $1.3 million payable in five equal amounts over two years. We made a second earnest money payment of $40,000 into escrow on September 14, following the completion of inspection and further due diligence. Upon the closing of the acquisition following completion of a survey on the property, expected to be completed by year-end, Bolsa will pay the balance of the initial payment of $210,000. The balance of $1,040,000 will be paid in four equal installments together with simple interest at 7% per annum on the outstanding balance evidenced by a promissory note secured by a purchase money first deed of trust on the property.

On September 24, 2007 Bolsa entered into a purchase option agreement with Mrs. Kay B. Graham for the purchase of approximately 90% of the Courtland Townsite lots. These lots are real property interests held by fee simple in the Courtland Townsite area. Bolsa paid $25,000 as an option payment for the option which extends until January 31, 2010. The full purchase price of $125,000 is payable within 30 days of Bolsa giving notice and the option payment will be deducted from the purchase price.

NOTE 10	LONG-TERM DEBT AND CONTRACTUAL OBLIGATIONS

	As of Sept. 30, 2007	As of Dec. 31, 2006
Current debt:
Bank debt – portion payable within one year(1)	$9,525	$8,693

	$9,525	$8,693

Long-term debt:
Bank debt – portion payable after one year(1)	$10,690	17,908
Note payable – Courtland Claims(2)	950,000	950,000

	$960,690	$967,908

Contractual Obligations as of Sept. 30, 2007	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt(1)	$20,215	$9,525	$10,690	$—	$—
Note payable – Courtland Claims(2)
Interest	194,750	57,000	114,000	23,750	—
Principal	950,000	—	—	950,000	—
Deferred purchase from Newmont	50,000	50,000
Gold Coin option payments	1,480,000	55,000	225,000	300,000	900,000
MAN Claims – annual renewal fees(3)	4,375	4,375	8,750	8,750	—
Gavilanes option payments (4)	455,000	40,000	110,000	305,000	—

(1)	The long-term debt was to finance the purchase of office equipment and is a 36-month note payable under a business instalment loan from JPMorgan Chase Bank, NA. The interest rate is 12.25% simple interest and the loan is cash collateralized.

(2)	The purchase of the 30 patented Courtland Claims which form part of the Hill Copper-Zinc Project (as described in Note 9 above) from Hope Mining and Milling Company was closed on September 15, 2006 with the payment of the deposit of $250,000. In addition to the acquisition price, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.

(3)	For each of our 35 MAN claims and the 65 Gold Coin claims on the Hill Copper-Zinc Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.

(4)	In addition to the total purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

(5)	Upon closing of the Rae Property acquisition (See Note 9 above), the payment of $210,000 will be payable, with further payments of $260,000 payable each six months thereafter.

NOTE 11	OTHER COMMITMENTS AND CONTINGENCIES

a.	Property related commitments

As described in Note 10 and set out in the table above, we have commitments for the interest and principal on the Note Payable for the purchase of the Courtland Claims, annual renewal fees on our unpatented MAN and Gold Coin claims, purchase payments for the purchase from Newmont, the Gold Coin option payments and option payments to retain the Gavilanes option. Meeting these obligations is fundamental to our being able to retain and explore our mineral properties.

In addition, should we produce precious or base metals on our properties, we would have to pay net smelter return royalties, also as described in Notes 9 and 10 above.

In September 2007 Bolsa deposited $36,714 with the Bureau of Land Management as a Surface Management Personal Bond against reclamation for the drilling program on the MAN claims, as per the plan of operations filed with the BLM. Following completion of the drilling program (which in late October 2007) reclamation commenced and, pending satisfactory results from the BLM inspection, the bond will be refundable to the Company.

b.	Office rentals

We rent office space in Littleton, Colorado for $2,058 per month, including utilities, with a commitment through June 2008. We rent office space in Arizona, near our Hill Copper-Zinc Project, for $500 per month with a commitment through October 2007. We also rent storage space near the Arizona property for $421 per month with a commitment through October 2007. We rent two houses in Arizona near the Hill Project for a total rent of $1,600 per month and commitments through October/November 2007. We rent office space in Culiacan, Sinaloa, Mexico for P1,700 (approximately $160) per month, with a commitment through October 2007. Our total rent expense during the seven months ended December 31, 2006 was $9,794. Total rent expense for the three and nine month periods ended September 30, 2007 were $14,683 and $35,569, respectively.

NOTE 12	PROPERTY AND EQUIPMENT

As at Sept. 30, 2007	Cost	Depreciation	Net Book Value
Littleton – office furniture	$11,416	$1,515	$9,901
– office equipment	37,916	7,351	30,565
Mexico - truck	10,743	1,829	8,914
- furniture and equipment	3,107	533	2,574
Arizona - truck	15,000	750	14,250
Total	$78,182	$11,978	$66,204

NOTE 13	STOCKHOLDERS’ EQUITY

a.	Authorized

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

On February 1, 2007 we issued 237,110 shares of our stock under the Stock Compensation Plan (as described in 14 below) to our directors and officers for directors’ fees and meeting fees for the seven months ended December 31, 2006 and for the period through February 1, 2007 at a market value of $0.97 per share for a total non-cash cost of $230,000. On March 2, 2007 we issued a further 16,990 shares to consultants at $1.03 per share for a total non-cash cost of $17,500.

On June 7, 2007 we completed a private placement of 1,476,555 units at $0.90 per unit for total gross proceeds of $1,328,900. Each unit was comprised of one share of common stock and one half of a warrant. Each whole warrant entitles the holder to acquire a further share of common stock at a price of $1.60 per share on or before June 8, 2009.

c.	Warrants outstanding

On June 8, 2007 we issued 738,280 warrants to purchase shares of our common stock at a price of $1.60 on or before June 8, 2009.

NOTE 14	STOCK-BASED COMPENSATION

a.	Stock Options

At September 30, 2007, 475,000 options were available for grant under the 2006 Stock Option Plan.

A summary of the status of the Plan as of September 30, 2007 showing the grants made during 2007 through September 30, 2007 is as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	500,000	$0.81
Grants during the first quarter (all exercisable)	275,000	$1.01
Outstanding at March 31, 2007	775,000	$0.88
Grants during the second quarter (550,000 exercisable)	1,550,000	$1.08
Outstanding at June 30, 2007 and September 30, 2007	2,325,000	$1.01

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes model with the following assumptions: volatility 81%; risk-free interest rate of 4.97% to 5%; dividend yield of Nil; an expected life of between one and two and a half years. With respect to vesting, 325,000 options were granted during the nine months with immediate vesting, and options to acquire 1,500,000 shares were vested as to one third on the date of grant and one third on each of the first and second anniversary of the grants. The weighted-average grant date fair market values of stock options granted during the first quarter was $0.43 and during the quarter ended June 30, 2007 (for exercisable options) was $0.52. Of the option expense in the quarter ended June 30, 2007, $267,000 was charged to directors’ fees and $21,500 to professional fees.

b.	Stock Compensation Plan

The board of directors adopted the 2006 Incentive Compensation Plan (the “Compensation Plan”) on October 12, 2006 and reserved 2,200,000 common shares to be made available for grant under the Compensation Plan. The purpose of the Compensation Plan is to afford the persons who provide services to the Company or any of its subsidiaries or affiliates, whether directors, officers, consultants or employees of our Company or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in the Company by permitting them to be paid in common shares of our stock and to conserve our cash by being able to pay and consultants or others who provide services to us in shares in lieu of cash. Under the terms of the Compensation Plan, the board of directors has full authority to administer the Compensation Plan in accordance with the terms of the Compensation Plan and at any time to establish additional terms, conditions, rules or procedures for the Compensation Plan provided, however, that no such terms shall be inconsistent with the provisions of the Compensation Plan. At Sept. 30, 2007, 1,945,900 shares were available for grant under the Compensation Plan.

NOTE 15	INCOME TAXES

The Company has net operating loss carry-forwards of approximately $3,132,497 (December 31, 2006: $1,069,276) available for deduction against future years’ taxable income. The valuation allowance increased to $1,096,374 (December 31, 2006: $378,590) during the three months ended September 30, 2007, since the realization of the net operating loss carry-forwards is doubtful. It is reasonably possible that our estimate of the valuation allowance will change. The operating loss carry-forwards will expire in 2026.

NOTE 16	SUBSEQUENT EVENTS

On October 11, 2007 the Company signed a consulting agreement with San Diego Torrey Hills Capital, Inc. for the provision of strategic planning and comprehensive investor relations services to the Company for a period of six months, for which they were compensated by the issuance of 150,000 restricted common shares of the Company.

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

On August 17, 2006 we completed our acquisition of all of the issued and outstanding common stock of Aurelio Resources, Inc., a privately-owned Colorado corporation engaged in mineral exploration, pursuant to an agreement we entered into with Aurelio Resources, Inc. (“ARI”) and its shareholders dated April 27, 2006, as amended on June 9, 2006 and further amended on July 13, 2006 and on July 21, 2006. As a result of our acquisition of ARI, we indirectly acquired all of its assets. In particular, we acquired properties in Arizona, now referred to as our Hill Copper-Zinc Project and held through our wholly-owned subsidiary Bolsa Resources, Inc. (“Bolsa”), and a 98% interest in Minera Milenium S.A. de C.V. (“Minera Milenium”), a company incorporated in Mexico which holds an option to acquire a 100% interest in the Gavilanes Property.

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

Change of Year-End

The Company changed its year-end from May 31 to December 31 on September 28, 2006. For the year prior to May 31, 2006 and up to the acquisition of ARI in August 2006, the Company had essentially been dormant. As a result of the change in year-end and given the lack of materiality of the prior periods compared to the current operations and the lack of seasonality in the company’s business, the quarters in the current year have been compared with the most relevant period from the reported quarters in prior periods. It is not practicable, nor cost justified, to furnish in this quarterly report financial statements for the corresponding period of the prior year.

	For the period ending	Comparative period
Q1	March 31, 2007	February 28, 2006
Q2	June 30, 2007	May 31, 2006
Q3	September 30, 2007	August 31, 2006
Q4	December 31, 2007	December 31, 2006	(i)

(i)	Four months and seven months, respectively, when compared with the quarter and year ending December 31, 2007.

Plan of Operations

Our plan of operations for the next six and twelve month periods will be dependent on obtaining additional financing. We successfully raised $1.33 million in equity financing during June 2007, and we continued our property expenditures and drilling programs in the expectation of obtaining financing from one of a number of different leads we were pursuing. To date, these efforts have been unsuccessful, and we are now examining several new alternatives in addition to equity financing. These alternative financing opportunities include convertible debt funding and joint ventures or corporate reorganization. Meanwhile, our two drilling programs have been completed and we have reduced our overhead expenditures to conserve our cash.

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

We may consider entering into a joint venture arrangement to provide the required funding to develop the mineral claims. We have not undertaken any substantial efforts to locate a joint venture partner for the mineral claims to this date. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our mineral claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to the joint venture partner, however there can be no assurance that these will be successful either.

Assuming we are able to obtain adequate financing, our plan of operations for the next six and twelve months involves the implementation of further exploration and development programs and additional property acquisitions for our Hill Copper-Zinc Project in Arizona and our Gavilanes Property in Mexico. We will undertake these operations with our existing management and field personnel and will contract for additional labor on a project basis as required. While payments for purchases of additional patented and unpatented mining claims presently being negotiated could cost as much as $684,000 over the next 12 months, we do not anticipate any major purchases or sales of plant and equipment, as we intend to sub-contract the drilling programs and outsource the assaying, resource estimation, engineering and metallurgical studies.

We wish to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our mineral properties:

Hill Copper-Zinc Project, Arizona:

We are in the process and plan to acquire additional land adjoining our Courtland area and the MAN claims on the Hill Copper-Zinc Project, through negotiations with private concession-holders and surface rights owners, through staking “free” land and applying for state exploration permits. These acquisitions could cost as much as $700,000 over the next twelve months. We anticipate that the next phase of the work program, including staged payments for land acquisitions, will cost approximately $1,100,000 over the next six months and approximately $2,300,000 over the next twelve months, for exploration, engineering, environmental and metallurgical studies, preliminary scoping, pre-feasibility studies, property payments and land acquisition. We will need to raise additional funds in order to conduct these exploration programs and for the land acquisitions.

If we are able to obtain additional funding in the very near term, we have a planned six month exploration program that will include further drill programs totalling approximately 18,000 feet of reverse circulation drilling, following our recently completed reverse circulation drilling program on our current landholdings to confirm the previously identified resources and to test additional exploration targets with the goal of increasing the resource estimates. We anticipate that this drill program will cost approximately $800,000 and take most of the six months to complete. We also plan to continue both diamond drilling and reverse circulation drilling in the twelve month program, if finance is available.

Gavilanes Property:

We made the $15,000 option payment in August and plan to make the next option payment of $20,000 due February 15, 2008 in order to keep the Gavilanes option in good standing. We will need to raise additional funds in order to keep making option payments for this property.

Our planned six month exploration program includes 4,000 feet of diamond drilling to test the seven best targets identified to date on the Gavilanes Property. In addition, we plan to acquire surface rights in anticipation of building additional access roads for drill pad construction. Based on our review of all the pertinent data available on the property, we are pursuing our goal of identifying a bulk mineable, open pittable gold deposit at Gavilanes. While we do not presently have the financing to commence this drilling program, the budget for the program will be approximately $300,000 and we would expect that to be completed within six months from commencement of the program. If this program shows the expected results, we would then undertake a larger program of up to 8,000 feet of diamond drilling on the property, which is budgeted to cost approximately $600,000 and, as long as funding is available, we would anticipate completing this within the next twelve months

General Operating Expenses

Assuming we are able to obtain adequate financing, we anticipate cash spending of approximately $30,000 in ongoing general and administrative expenses per month for the next six months, while our total cash outlay for general and administrative expense over the whole of the next twelve months is expected to total approximately $400,000. The general and administrative expenses for the year will consist primarily of professional fees for the our management (presently being deferred because of our cash constraints) and field personnel, accounting and reporting expenses, audit and legal work relating to our regulatory filings, as well as transfer agent fees, marketing and investor relations activities and the costs of maintaining our executive office in Littleton, Colorado and our field offices in Arizona and in Culiacan, Mexico. In addition, we plan to make property payments on new and our existing property agreements of approximately $300,000 over the six months and approximately $700,000 in total over the next twelve months, and some of these payments may be expensed. We plan to spend approximately $900,000 for exploration and engineering studies over the next six months and approximately $1,900,000 in total for exploration programs, land payments and property acquisitions and engineering studies during the twelve months.

At September 30, 2007 we had cash on hand of $200,830 and working capital of $124,987. Although we closed a private placement financing in June for $1.33 million, our cash and working capital will not be sufficient to enable us to pay for the costs of our exploration and general and administrative expenses for the next six or twelve months. We will have to raise additional capital in order to pay for our exploration and anticipated general and administrative expenses. Our ability to complete the next phases of our recommended work programs will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

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

Cash Requirements

Assuming we are able to obtain adequate financing, over the next twelve months we plan to continue to explore for base metals on our Hill Copper-Zinc Project in Arizona, and to explore for precious metals on our Gavilanes Property in Mexico. Our tentative budget for the next six months would be $1,700,000 and for the full twelve months our budget would be $3,600,000. Both budgets include anticipated payments for additional property acquisitions on our Hill Copper-Zinc Project.

We will require additional funds to implement our exploration and development programs and to cover general and administrative expenses. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our exploration program. In order to proceed with our plans, we need to raise additional funds by way of private placements of equity securities in our company.

Results of Operations

We have had no operating revenues since our inception on February 19, 2004, through to September 30, 2007.

Since the acquisition of ARI we have focused most of our attention during the period through to September 30, 2007 on the Hill Copper-Zinc Project in Arizona. There we purchased 30 patented claims on approximately 549 acres in the Courtland area from Hope Mining and staked an additional 17 MAN claims on the property during 2006 and staked a further five MAN claims in June 2007 for a total of 35 unpatented MAN claims. We acquired a data base from Newmont Mining that includes assay results from 274 holes drilled from the 1950s to the 1990s and we have been able to develop preliminary in-house copper resource estimates. And, in our first drilling campaign through January 2006, we completed 5,908 feet in a 10-hole drilling program in the Courtland and South Courtland areas to confirm the results from the historic drilling in the data base and we also explored new targets on the Hill Copper-Zinc Project. While our drilling resulted in similar results as the previous drilling campaigns, some of the drilling was significantly better and we discovered two new zones in the South Courtland area, consisting of a near-surface copper oxide zone and a zone of zinc mineralization. Based on this success, we commenced a new reverse circulation drilling program at South Courtland in June 2007 followed by a confirmation reverse circulation drilling program on the MAN claims in August and we completed 14 holes totaling 5,900 feet in the quarter ended September 30, 2007. Our mineral property exploration expenditures totaled $365,275 and $794,717 during the three months and nine months ended September 30, 2007, respectively. Mineral property expenditures in the three months and nine months ended August 31, 2006 totaled $1,625 and $1,626, respectively.

As discussed above, our company changed directions with the acquisition of ARI in mid-August 2006. During the comparative periods, being the quarter and nine months ended August 31, 2006, mainly prior to the change of name and direction of our company, we had incurred operating costs of $43,677 and $64,750, respectively, including the mineral property expenditures. During these periods the company had been essentially inactive and the costs were primarily incurred for professional and filing fees.

In April 2007, we executed and made the initial payment under an option purchase agreement with a subsidiary of Newmont Mining Corporation, whereby the Company is acquiring two patented mining claims covering 30 acres adjacent to our MAN claims in Cochise County, Arizona. The purchase price is $100,000, payable in four equal installments of $25,000 upon each of signing and six, nine and 12 months after the signing of the purchase agreement, whereupon the option will be exercised and the properties purchased. Newmont will also receive a 1% Net Smelter Returns Royalty on the patented claims and on any properties Aurelio currently owns or acquires within a designated Area of Interest. In addition, we gave Newmont a Right of First Offer with respect to any option, joint venture, sale or any other disposition of the property to a third party. We had earlier acquired from Newmont an extensive exploration file of the Courtland-Gleeson Mining District, Cochise County, Arizona, where the Hill Copper-Zinc Project is located including the logs and assay results of 274 holes, drilled by ten different companies between the 1950s to the late 1980s. These companies include Santa Fe Mining, Asarco Mining, Kennecott Copper, MEXCO (a division of Union Oil) and Great Gray Resources.

In April 2007, we also completed a mineral lease and option agreement with three individual owners of 65 “Gold Coin” mineral claims and three Arizona State Exploration Permits on the Hill Copper-Zinc Project in Cochise County, Arizona. The “Gold Coin” claims and the three Exploration Permits form one continuous block of claims covering 1540 acres. These new properties are all located to the south and southeast of the MAN claims. The option agreement includes an initial payment of $20,000 with additional staged payments spread over four years totaling $1.5 million. In addition, there is a royalty of 1% of production of base metals and 2.5% of precious metals.

During May 2007 we signed an agreement to acquire, for a nominal cost, approximately 77,000 feet of drill core from 95 holes drilled by Santa Fe Mining, Newmont and Great Gray Resources on the Hill property between 1987 and 1990. The core was moved onto our property in July and we are reviewing and cataloguing the core which will provide new geologic information and new assay data.

Effective August 6, 2007, through Bolsa, we executed and made a $10,000 down payment into escrow under a mineral lease and option agreement for 13 patented mining claims covering approximately 220 acres located on the northern edge of the MAN area, that is part of the Company’s Hill Copper-Zinc Project in Cochise County, Arizona. As part of the transaction, we also acquired approximately 1,000 acres of surface rights known as the Rae Property. The purchase price is $1.3 million payable in five equal amounts over two years. We made a second earnest money payment of $40,000 into escrow on September 14, following the completion of inspection and further due diligence. Upon the closing of the acquisition following completion of a survey on the property, expected to be completed by year-end, Bolsa will pay the balance of the initial payment of $210,000. The balance of $1,040,000 will be paid in four equal installments together with simple interest at 7% per annum on the outstanding balance evidenced by a promissory note secured by a purchase money first deed of trust on the property.

On September 24, 2007 Bolsa entered into a purchase option agreement with Mrs. Kay B. Graham for the purchase of approximately 90% of the Courtland Townsite lots. These lots are real property interests held by fee simple in the Courtland Townsite area. Bolsa paid $25,000 as an option payment for the option which extends until January 31, 2010. The full purchase price of $125,000 is payable within 30 days of Bolsa giving notice and the option payment will be deducted from the purchase price.

Our losses for the three months and nine months ended September 30, 2007 were $585,078 and $2,063,221, respectively. These losses included the expensing of all our exploration programs and overhead costs, including non-cash stock-based compensation expense for stock options (primarily to directors) and for shares issued for service by our directors and officers. These losses compared with losses of $43,677 and $64,750 in the quarter and nine months ended August 31, 2006 respectively. Our loss accumulated since inception to September 30, 2007 is $3,132,497. Our cash used in operations, which was primarily focused on exploring the Hill Copper-Zinc Project, was $671,456 during the three months ended September 30, 2007 (compared with cash provided of $38,411 in the three months ended August 31, 2006). For the nine months to September 30, 2007, our cash used in operations was $1,439,068 compared with cash provided of $29,134 in the comparative period last year.

Liquidity and Capital Resources

At September 30, 2007, we had cash on hand of $200,830 and working capital of $124,137.

We anticipate that our cash and working capital will only be sufficient to enable us to pay for the costs of our exploration programs and general and administrative expenses for the next three months. Accordingly, our ability to complete the next phase of our recommended work programs will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

During the next twelve-month period, we anticipate that we will not generate any revenue. Therefore, we must quickly obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing, although we are contemplating the possibility of a convertible debt financing. We anticipate that additional funding will most likely be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the next phase of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund the next phase of our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of the work program. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Our cash used in operations, which was primarily focused on exploring the Hill Copper-Zinc Project, was $671,456 during the three months ended September 30, 2007 (compared with cash provided of $38,411 in the three months ended August 31, 2006). For the nine months to September 30, 2007, our cash used in operations was $1,439,068 compared with cash provided of $29,134 in the comparative period last year.

We will almost definitely need to continue relying on equity sales of our common shares in order to continue to fund our business operations. Issuance of additional shares will result in dilution to our existing shareholders. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our properties.

Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations as of September 30, 2007	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt(1)	$20,215	$9,525	$10,690	$—	$—
Note payable – Courtland Claims(2)
Interest	194,750	57,000	114,000	23,750	—
Principal	950,000	—	—	950,000	—
Deferred purchase from Newmont	50,000	50,000
Gold Coin option payments	1,480,000	55,000	225,000	300,000	900,000
MAN Claims – annual renewal fees(3)	4,375	4,375	8,750	8,750	—
Gavilanes option payments (4)	455,000	40,000	110,000	305,000	—

(1)	The long-term debt was to finance the purchase of office equipment and is a 36-month note payable under a business instalment loan from JPMorgan Chase Bank, NA. The interest rate is 12.25% simple interest and the loan is cash collateralized.

(2)	The purchase of the 30 patented Courtland Claims which form part of the Hill Copper-Zinc Project (as described in Note 8 above) from Hope Mining and Milling Company was closed on September 15, 2006 with the payment of the deposit of $250,000. In addition to the acquisition price, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.

(3)	For each of our 35 MAN claims and the 65 Gold Coin claims on the Hill Copper-Zinc Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.

(4)	In addition to the total purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

(5)	Upon closing of the Rae Property acquisition a payment of $210,000 will be payable, with further payments of $260,000 payable each six months thereafter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

We have consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provide services to our company. During the quarter and nine months ended September 30, 2007 we paid consulting fees in total in lieu of salaries to our president, company officers and directors of $96,975 and $264,906, respectively. These fees were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. In addition, during the three months ended March 31, 2007, we issued 237,110 shares under the Stock Compensation Plan to our directors and officers for directors’ fees and fees for attending meeting for the seven months ended December 31, 2006 and for the period to February 1, 2007. The shares had a total fair market value of $230,000.

As of September 30, 2007 the Company owed $16,450 to the same related parties for consulting fees and for the reimbursement of business expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. The most significant policy we have implemented is to capitalize the cost of acquiring the patented mining claims which form the core part of our Hill Copper-Zinc Project. The accounting policies set forth in the audited consolidated financial statements included in our Form 10-KSB for the period ended December 31, 2006, are the same as the accounting policies utilized in the preparation of these unaudited consolidated financial statements, except as modified for appropriate interim presentation. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. The comparative figures shown in the statements of operations and statements of cash flows are for the three months and six months ended May 31, 2006, which is prior to the change of balance date and prior to the acquisition of ARI.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Number	Description

3.1	Articles of Incorporation (1)

3.2*	By-Laws adopted by the Board of Directors on September 11, 2007

10.1	Agreement between Aurelio Resources, Inc. and Furio Resources, Inc. dated April 27, 2006 (5)

10.2	Amended Agreement between Aurelio Resources, Inc. and Furio Resources, Inc. dated June 9, 2006 (6)

10.3	Amended Agreement between Aurelio Resources, Inc. and Aurelio Resource Corporation dated July 13, 2006 (7)

10.4	Consulting Agreement among Aurelio Resource Corp., International American Resources, Inc. and Dr. Frederik Warnaars dated August 9, 2006 (8)

10.5	Consulting Agreement among Aurelio Resource Corp., Jonson Management Company and David C. Jonson dated August 9, 2006 (8)

10.6	Consulting Agreement among Aurelio Resource Corp., Salzburg Holdings Inc. and Stephen Doppler dated August 9, 2006 (8)

10.7	Purchase Agreement dated May 15, 2006, between Aurelio Resources, Inc. and Hope Mining and Milling Company (10)

10.8	Amending Agreement dated September 11, 2006 between Aurelio Resources, Inc., Bolsa Resources, Inc. and Hope Mining and Milling Company (10)

10.9	Consulting Agreement between Aurelio Resource Corp. and David S. Johnson dated September 1, 2006 (14)

10.10	Consulting Agreement among Aurelio Resource Corp., Waiata Inc. and Allan J. Marter dated November 1, 2006 (14)

10.11	Aurelio Resource Corporation 2006 Stock Option Plan adopted by the Board of Directors on September 15, 2006 (14)

10.12	Form of Subscription Agreement – US Accredited (12)

10.13	Form of Subscription Agreement – Offshore (12)

10.14	Aurelio Resource Corporation 2006 Incentive Compensation Plan adopted by the Board of Directors on October 12, 2006(15)

10.15	Option to purchase agreement between Newmont Realty Company and Aurelio Resource Corporation effective March 27, 2007(16)

10.16	Mineral Lease Agreement and Option to Purchase between Bolsa Resources, Inc. and Philip J. Sterling, Manuel R. Hernandez and Fred Jenkins effective April 15, 2007(16)

10.17*	Purchase and Sale Agreement between Bolsa Resources, Inc. and the Rae Family (individually) effective August 6, 2007

14.1	Code of Ethics (11)

21	Subsidiaries: Aurelio Resources, Inc., Minera Milenium S.A. de C.V. and Bolsa Resources, Inc.

31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Statement of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to our Form SB-2 filed with the Securities and Exchange Commission on July 9, 2004.

(5)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 2, 2006.

(6)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 15, 2006.

(7)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 17, 2006.

(8)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 23, 2006.

(10)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 22, 2006.

(11)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on September 12, 2006.

(12)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 25, 2006.

(14)	Incorporated by reference to our Form 10-KSB for the period ended December 31, 2006 filed with the Securities and Exchange Commission on April 4, 2007.

(15)	Incorporated by reference to our S-8 registration statement filed with the Securities and Exchange Commission on January 25, 2007.

(16)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURELIO RESOURCE CORPORATION

By:	/s/ Stephen B. Doppler	By:	/s/ Allan J. Marter

	Stephen B. Doppler, President, Chief Executive Officer		Allan J. Marter , Chief Financial Officer and Director
	(Principal Executive Officer) and Director		(Principal Financial and Accounting Officer)

	Dated: November 19, 2007		Dated: November 19, 2007