Form 10KSB
period 2007-12-31
AURELIO RESOURCE CORP
filed 2008-04-02
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2007

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

The aggregate market value of the voting stock held by non-affiliates as of March 21, 2008 was $8,181,279.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date:

As of March 21, 2008 the Registrant had 39,879,789 common shares outstanding.

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

As used in this annual report, the terms “we”, “us”, “Aurelio”, “Company” and “our” mean Aurelio Resource Corporation, our wholly owned subsidiaries, Aurelio Resources, Inc. and Bolsa Resources, Inc., and our 98% owned subsidiary, Minera Milenium S.A. de C.V., unless otherwise indicated.

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

Current Business

As a result of our acquisition of ARI, we indirectly acquired all of its assets in 2006. In particular, we acquired properties in Arizona, now held through our wholly-owned Arizona subsidiary Bolsa Resources, Inc. (“Bolsa”), and a 98% interest in Minera Milenium S.A. de C.V. (“Minera Milenium”), a company incorporated in Mexico which holds an option to acquire a 100% interest in a property in Mexico. The assets held by ARI are described below under “Item 2 - Description of Properties”.

We are an exploration stage company engaged in the exploration of mineral properties and we may also, from time to time, acquire additional mineral properties to explore. Prior to the completion of the acquisition of ARI, we had a 100% interest in twenty-five mineral claims in Alaska, subject to a 3% net proceeds interest to the State of Alaska. During November 2006 we allowed our interest in the Alaska property to lapse and we have no ongoing interest in that property.

Upon the completion of our acquisition of ARI in 2006, we had 100% rights to mineral exploration and development on 13 unpatented mining claims in Arizona (the MAN claims), and an option to earn a 100% interest in the mineral exploration and development of 3 mining claims/concessions covering approximately 1,000 hectares, in Durango, Mexico. Completing ARI’s purchase agreement of May 16, 2006, we also acquired 30 patented claims referred to as the Courtland claims in Cochise County, Arizona on September 18, 2006 from Hope Mining and Milling Company (“Hope MMC”) through our wholly-owned subsidiary, Bolsa. We also staked additional unpatented mining claims during late 2006 around the MAN and Courtland claims. We now refer to the Arizona property as the Hill Copper-Zinc Project.

During 2007, the Company added to its property interests and data base for the Hill Copper-Zinc Project as follows:

•	An option agreement was completed with Newmont Mining Corporation to purchase two of its patented mineral claims.

•

Aurelio, also acquired an extensive exploration file of the Turquoise Mountain Mining District, Cochise County, Arizona, where the Hill Copper-Zinc Project is located including the logs and assay results of 274 holes, drilled by ten different companies between the 1950s to the mid-1990ss.

•

Aurelio, through Bolsa, completed a mineral lease and option agreement with three individual owners of the 65 Gold Coin mineral claims and three Arizona State exploration permits. The 65 unpatented Gold Coin claims along with the three Arizona mineral exploration permits cover approximately 1,272 acres. The option agreement included a down payment of $20,000 with additional staged payments spread over four years totaling $1.5 million. In addition, there is a royalty of 1% of production of base metals and 2.5% of precious metals.

•

Aurelio, through Bolsa, completed the acquisition of 76,780 feet of drill core from 95 holes from prior drilling campaigns around the Hill Copper-Zinc Project in the Turquoise Mining District. The material was acquired for a nominal cost.

•

Aurelio, through Bolsa, entered into an agreement with Gold City Inc. to lease and purchase 19 unpatented mining claims in return for annual payments increasing from $20,000 in the first year to $35,000 in the fourth year. Aurelio also has an option to purchase these claims for a purchase price of $750,000. Under this agreement, Gold City is also entitled to a sliding scale net smelter return royalty increasing from 1.0% to 2.0% as copper prices increase from $1.50 to $3.50 per pound. This royalty only applies to production from the Gold City properties. As of the end of the year, the final documentation to effect this agreement had not been executed.

•

We entered into an agreement with the Rae family to purchase 13 patented mining claims (covering approximately 213 acres) located on the north of the MAN area. As part of the transaction, the Company has also acquired approximately 744 acres of surface rights covering the entire MAN deposit and an area to the west of the deposit, with an additional 292 acres of surface and mineral rights to the east of the deposit. These acquisitions were concluded through Bolsa. The option agreement included a down payment of $10,000 and a further payment of $40,000 before year-end, with additional staged payments over two years for a total cost of $1.3 million. There is no royalty payable on production from any of the patented mining claims.

•	In September 2007, Bolsa entered into an option agreement to acquire surface rights, being town sites on part of the Courtland area from Kay B. Graham.

•

The Company, through Bolsa, also staked an additional five unpatented BLM lode mining claims to the north and northeast of the MAN deposit. These claims are adjacent to, as well as to the east of the patented Hope claims purchased in September of 2006 covering the Courtland area.

•

The Company, through Bolsa, also applied for three Arizona State mineral exploration permits covering an estimated 1,320 acres. These State exploration permits are located to the south and southeast of the MAN deposit, and cover projected extensions along strike of high-grade, copper-zinc-silver-gold mineralization.

•	An independent review of its in-house estimate of the mineralized material in the MAN area was completed in October 2007.

Also, during 2007, Aurelio drilled a total of 44 holes on the Arizona properties, totalling 21,489 feet, to obtain core and reverse circulation samples. The total amount spent in 2007 for drilling was approximately $1,023,000. Aurelio at the Hill Copper-Zinc Project now owns or has options to acquire a total of 45 patented claims, 119 unpatented claims; we have six Arizona State mineral exploration permits, and control approximately 5,041 acres of land in Arizona. We intend to explore our Arizona properties and hope to develop and exploit any mineral deposits we discover. Alternatively, we may in the future joint venture or sell an interest in or otherwise assign the rights to develop or exploit the properties.

During 2007, Aurelio also prepared seven drill pads and approximately 3 kilometers of road at the Gavilanes Gold Project in Mexico, at a cost of $50,045. We intend to explore our Mexican property as funds permit with a view to exploiting any mineral deposits we discover or selling or otherwise assigning the rights to do so.

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

Mineral property exploration is typically conducted in phases. Before it is carried out, each subsequent phase of exploration work is recommended by our professional geologists based on the results from the most recent phase of exploration. We have only recently commenced the initial phase of exploration on the properties held by Bolsa and Minera Milenium. Once we complete a phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make these decisions subject to available finance and based upon the recommendations of the independent geologist who oversees the program and records the results.

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

We are interested in exploring for minerals such as copper, gold, silver, lead and zinc on our properties but we are not restricting our exploration to any one type or select types of minerals. We may also seek to acquire other properties for mineral exploration in the United States, Mexico, Latin America or elsewhere.

Our objective is to pursue deposits of any type of mineral and to develop, sell or otherwise assign the rights to develop the properties if and when any commercially viable deposits of minerals are found on our properties.

Employees

We have no employees on the payroll, but as of the date of this annual report, we have five officers who are also directors and two officers who all provide services for a portion of their time under consulting contracts. We also have three part-time contract support staff providing various services in our corporate office. We have retained and intend in the future to retain independent geologists and consultants on a contract basis to conduct the work programs on the mineral properties.

Offices

We maintain an executive office in Littleton, Colorado and field offices in Elfrida, Arizona and in Culiacan, Mexico. We believe these spaces are adequate for our current needs and that suitable space will be available to accommodate our future needs.

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

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, environmental permitting difficulties and delays and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineable mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims. If this happens, our business will likely fail.

Because of the speculative nature of exploration of mineral properties, we may never discover a commercially exploitable quantity of minerals, our business may fail and investors may lose their entire investment.

We have been conducting and plan to conduct mineral exploration on our mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that commercially exploitable reserves of minerals exist on our property. Additional potential problems that may prevent us from discovering any reserves of minerals on our property include, but are not limited to, unanticipated problems relating to exploration, environmental permitting difficulties and delays and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of commercially exploitable reserves of minerals on our property our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors decline and investors may lose all of their investment in our company.

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

Exploration and exploitation activities are subject to federal, state and local laws, regulations and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. Exploration and exploitation activities are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.

Various permits from government bodies are required for drilling operations to be conducted, and no assurance can be given that such permits will be received. Environmental and other legal standards imposed by federal, state, or local authorities may be changed and any such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Any laws, regulations or policies of any government body or regulatory agency may be changed, applied or interpreted in a manner which will alter and negatively affect our ability to carry on our business.

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

Government regulation may adversely affect our business and planned operations.

We believe our exploration projects currently comply with existing environmental and mining laws and regulations affecting its operations. Our mineral exploration and development activities are subject to various laws governing prospecting, development, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people and other matters. We cannot assure you that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner which could limit or curtail further exploration or development.

Legislation has been proposed that could significantly affect the mining industry in the United States of America.

Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law of 1872. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims.

A portion of the present Hill Copper-Zinc Project’s land position is located on unpatented mining claims located on U.S. federal public lands. The rights to use such claims are granted under the Mining Law of 1872. Unpatented mining claims are unique property interests in the United States, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the 1872 Mining Law and the interaction of the 1872 Mining Law and other federal and state laws, such as those enacted for the protection of the environment.

In recent years, the U.S. Congress has considered a number of proposed amendments to the 1872 Mining Law. If adopted, such legislation could, among other things:

•	impose a royalty on the production of metals or minerals from unpatented mining claims;

•	reduce or prohibit the ability of a mining company to expand its operations; and,

•	require a material change in the method of exploiting the reserves located on unpatented mining claims.

All of the foregoing could adversely affect the economic and financial viability of future mining operations at the Hill Copper-Zinc Project. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for development of such federal unpatented mining claims.

Amendments to current laws, regulations and permits governing operations and activities of mining and exploration companies, or more stringent implementation thereof, could have a material adverse impact on our business and cause increases in exploration expenses, capital expenditures or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties.

Our operating costs could be adversely affected by inflationary pressures especially to labor, equipment and fuel costs.

The global economy is currently in a period of high commodity prices and as a result the mining industry is attempting to increase production at new and existing projects, while also seeking to discover, explore and develop new projects. This has caused significant upward price pressures in the costs of mineral exploration companies, especially in the areas of skilled labor and drilling equipment, both of which are in tight supply and whose costs are increasing. Continued upward price pressures in our exploration costs may have an adverse impact to our business.

We may be adversely affected by fluctuations in copper, zinc, silver and gold prices.

The value and price of our common shares, our financial results, and our exploration, development and mining, if any, activities may be significantly adversely affected by declines in the price of copper, zinc, silver and gold. Mineral prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world.

The prices used in making resource estimates for mineral projects are disclosed, and generally use significantly lower metal prices than daily metals prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated resource quantities, which are affected by a number of additional factors. For example, a 10 percent change in price may have little impact on the estimated resource quantities, or it may result in a significant change in the amount of resources.

Estimates of mineralized materials are subject to geologic uncertainty and inherent sample variability.

Although the estimated resources at our Hill Copper-Zinc Project have been delineated with appropriately spaced drilling, there is inherent variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. There also may be unknown geologic details that have not been identified or correctly appreciated at the current level of delineation. This results in uncertainties that cannot be reasonably eliminated from the estimation process. Some of the resulting variances can have a positive effect and others can have a negative effect on mining and processing operations. Acceptance of these uncertainties is part of any mining operation.

Mineral resources and proven and probable reserves are estimates.

Although the mineralized material figures included in this document have been carefully prepared by independent engineers, these amounts are estimates only, and we cannot be certain that specific quantities of copper, zinc, silver, gold or other mineral will in fact be realized. Any material change in the quantity of mineralization, grade or stripping ratio, or mineral prices may affect the economic viability of our properties. In addition, we cannot be certain that metal recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production. Until an un-mined deposit is actually mined and processed the quantity of mineral resources and reserves and grades must be considered as estimates only.

Risks associated with our Company

We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception February 19, 2004 to December 31, 2007 was $4,449,263. We had cash in the amount of $268,410 as of December 31, 2007, although we have since raised $2.5 million in two separate financings during February 2008. We currently are in the exploration stage and have not found any commercially viable mineral deposits on our properties. We estimate our average monthly operating expenses to be approximately $220,000, before meeting our commitments for ongoing property acquisition and option payments. We cannot provide assurances that we will be able to successfully explore our properties and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated March 31, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our exploration activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or generate positive cash flow in the future. We will require additional financing in order to proceed beyond the first few months of our exploration program. We will also require additional financing for the fees we must pay to maintain our status in relation to the rights to our properties and to pay the fees and expenses necessary to become and operate as a public company. We will also need more funds if the costs of the exploration of our mineral claims are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. Beyond our recently completed financings, we currently do not have any arrangements for further financing and we may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

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

Prior to completion of the exploration and pre-feasibility and feasibility stages, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

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

Our stock is a penny stock. The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of

$1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standard risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The exercise of options, warrants, and conversion of our existing debentures and the future issuances of common stock will dilute current shareholders and may reduce the market price of our common stock.

As of December 31, 2007 we have a substantial amount of outstanding options and warrants, which, combined with other shares and the convertible debentures and warrants issued subsequent to year-end, if completely exercised, would dilute existing stockholders’ ownership by approximately 46%. While some of our outstanding warrants and options are exercisable at prices in excess of the current market price of our common stock, if our share price increases substantially and these securities are exercised, then shareholders may experience substantial dilution of book value per share of our common stock. The issuance of additional securities may also reduce the market price of our common stock. Based on the need for additional capital to fund further exploration of our properties, it is likely that we will issue additional securities to provide such capital, and that such additional issuances may involve a significant number of shares, some of which may be offered at a discount to the current market price.

The price of our common stock has a history of volatility, which may prevent shareholders from realizing a profit from their investment during particular time frames.

The market price for shares of our common stock may be highly volatile depending on news announcements or changes in general market conditions. In recent years, the stock market has experienced extreme price and volume fluctuations. From January 1, 2005 to December 31, 2007, our stock closed in a range from a high of $1.75 to a low of $0.06 per share. Such volatility may cause large swings in the value of a shareholders’ investment in us.

We have change in control provisions that discourage a corporate takeover and could deprive shareholders of opportunities to sell at temporarily higher prices.

On January 18, 2008, our Board adopted a Shareholder Rights Agreement (subject to ratification by shareholders at the next Annual General Meeting) designed to protect and maximize the value of our outstanding equity interest in the event of an unsolicited attempt by an acquirer to take us over, in a manner or on terms not approved by the Board. Takeover attempts frequently include coercive tactics to deprive a corporation’s Board of Directors the opportunity to negotiate or otherwise act in the best interest of its stockholders. Our Board believes these tactics often deprive stockholders of the full value of their shares. The Shareholder Rights Agreement, however, may have the effect of rendering more difficult or discouraging any acquisition of us deemed undesirable by the Board. The Shareholder Rights Agreement will cause substantial dilution to a person or group that attempts to acquire us on terms or in a manner not approved by the Board, except pursuant to an offer conditioned upon the elimination, purchase or redemption of the rights provided for in the Shareholder Rights Agreement which expires on January 17, 2013.

Glossary of Geologic and Mining Terms

“airborne geophysical surveys” – the search for mineral deposits by measuring the physical property of near-surface rocks through the use of an airplane or helicopter in order to detect unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured;

“alteration” – decomposition of a rock by hydrothermal solutions or weathering;

“anomalous” – either a geophysical response or a rock, stream silt, or soil sample assay value that is greater than the average background value;

“argillization” – turning into clay;

“assay” – a measure of valuable mineral content;

“azurite” – a blue oxide copper mineral, Cu 3(CO3)2(OH)2; 55% copper

“batholith” – a great irregular mass of coarse-grained igneous rock with an exposed surface of more than 100 square kilometers, which has either intruded the country rock or been derived from it through metamorphism;

“biotite” – a very common mineral of the mica group, occurring in black, dark-brown, or dark-green sheets and flakes; an important constituent of igneous and metamorphic rocks;

“breccia” – a coarse-grained rock, composed of rounded to angular rock fragments held together by a finer-grained matrix;

“chalcocite” – a sulfide mineral of copper confined to the zone of secondary enrichment, 80% copper;

“chalcocite blanket” – a flat-lying, blanket-shaped deposit of secondary chalcocite (Cu2S), moving downward and precipitating at the ancient water table;

“chalcopyrite” – a brassy-colored copper iron sulfide, CuFeS2, 33% copper;

“claim” – a portion of land held either by a prospector or mining company;

“concession” – something conceded by a government or a controlling authority, as a grant of land, a privilege, or a franchise;

“core drilling” – involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analyzed for mineral content;

“Cretaceous” – noting or pertaining to a period of the Mesozoic Era, from 140 million to 65 million years ago, characterized by the greatest development and subsequent extinction of dinosaurs and the advent of flowering plants and modern insects;

“dacite” – a type of fine-grained extrusive rock;

“development drilling” – drilling to establish accurate estimates of mineral reserves;

“dike” – a long, narrow, cross-cutting mass of igneous rock intruded into a fissure in older rock;

“Dirección General de Minas” – Department of Mines, Mexico;

“drill indicated resources” – the size and quality of a potential orebody as suggested by widely spaced drill-holes; more work is required before resources can be classified as probable or proven reserves;

“Eocene” – the Eocene epoch is part of the Tertiary Period in the Cenozoic Era, and lasted from about 54.8 to 33.7 million years ago;

“extrusive” – noting or pertaining to a class of igneous rocks that has been forced out in a molten or plastic condition upon the surface of the earth;

“fault” – a break in the Earth’s crust caused by tectonic forces; a surface or zone of rock fracture along which there has been displacement; movement of rock on one side with respect to the other;

“felsic” – a term used to describe light-colored rocks containing feldspar, feldspathoids and silica;

“geophysics” – the study of physical properties of rocks and minerals;

“geochemistry” – the study of chemical properties of rocks;

“gossan” – a rust-colored deposit of mineral matter at the outcrop of a vein or orebody containing iron-bearing materials;

“granodiorite” – a coarse-grained igneous rock consisting primarily of quartz, plagioclase, and potassium feldspar, and also containing biotite, hornblende, or pyroxene. It is the coarse-grained equivalent of dacite;

“greenschist” – a metamorphic schist containing chlorite and epidote (which are green) and formed by low-temperature, low-pressure metamorphism;

“heap leaching” – recovery of metals in a surface pad; copper recovered by dilute sulfuric acid solution;

“hectares” – a metric unit of area equal to 100 acres (2.471 acres);

“hemimorphite” – a mineral chiefly associated with smithsonite, containing up to 54.2% zinc;

“hornblende” – a dark-green to black mineral of the amphibole group, calcium magnesium iron and hydroxyl aluminosilicate;

“hydrothermal” – any process involving high-temperature groundwaters, especially the alteration and emplacement of minerals and the formation of hot springs and geysers;

“hydrozincite” – is a white carbonate mineral consisting of Zn5(CO3)2(OH)6;

“igneous rock” – a rock formed by the cooling of molten rock either underground or at the surface of the earth;

“intrusive rock” – a hot, fluid igneous rock which penetrated other rocks, but cooled beneath the surface;

“kilometer” – a metric unit of length equal to 1,000 meters (0.62 mile);

“leachability” – to dissolve out soluble constituents from material by percolation;

“limestone” – a sedimentary rock composed of calcium carbonate (CaCO3);

“lode” – a mineral deposit in solid rock;

“mafic” – a dark-colored mineral rich in iron and magnesium, especially a pyroxene, amphibole, or olivine.

“magnetic survey” – involves searching for changes in the magnetic field over property areas. Magnetic anomalies may be a result of accumulations of certain magnetic minerals such as pyrrhotite, hematite and magnetite, which are often found alongside base metals such as copper, zinc and nickel, or precious metals such as gold and silver;

“malachite” – a green oxide copper mineral; Cu2CO3(OH)2; 58% copper;

“matrix” – the fine-grained portion of a rock in which coarser crystals or rock fragments are embedded;

“melaconite” – a mineral consisting of cupric oxide, CuO;

“Mesozoic” – noting or pertaining to an era occurring between 230 and 65 million years ago, characterized by the appearance of flowering plants and by the appearance and extinction of dinosaurs;

“meta-arkoses” – a later alteration of arkose (a usually pinkish or red sandstone consisting primarily of quartz and feldspar. Arkose usually forms as the result of the rapid disintegration of granite in areas of vigorous erosion. Its grains are usually angular and poorly sorted (mixed randomly in differing sizes));

“metamorphism” – the changes of mineralogy and texture imposed on a rock by pressure and temperature in the Earth’s interior;

“metasediment” – metamorphosed sedimentary rock;

“meter” – the fundamental unit of length in the metric system, equivalent to 39.37 U.S. inches;

“mica” – any of a group of chemically and physically related aluminum silicate minerals, common in igneous and metamorphic rocks, characteristically splitting into flexible sheets;

“mine waste” – overburden or non-ore waste rock from a mine pit or workings;

“Miocene” – noting or pertaining to an epoch of the Tertiary Period, occurring from 25 to 10 million years ago, when grazing mammals became widespread;

“open pit” or “open cut” – surface mining in which the ore is extracted from a pit or quarry;

“ore” – a mixture of minerals from which at least one metal can be extracted at a profit; a mineral which can be mined at a profit;

“orebody” – a continuous well-defined mass of material containing enough ore to make extraction economically feasible;

“oxide” – a compound in which oxygen is bonded to one or more electropositive atoms;

“Paleocene” – noting or pertaining to an epoch of the Tertiary Period, from 65 to 55 million years ago, and characterized by a proliferation of mammals;

“patent” – the ultimate stage of holding a mineral claim, after which no more assessment work is necessary because all the mineral rights have been earned;

“phyllites” – a green, gray, or red metamorphic rock, similar to slate but often having a wavy surface and a distinctive micaceous luster;

“porphyry” – an igneous rock of any composition that contains conspicuously large mineral crystals set in a finer-grained groundmass;

“potassium-argon or K-Ar dating” – a geochronological method used in many geoscience disciplines. It is based on measuring the products of the radioactive decay of potassium (K), which is a common element found in materials; the radioactive isotope 40K decays to 40Ar and 40 Ca with a half-life of 1.26x109 years;

“primary mineralization” – originally formed, prior to leaching and oxidation at the surface to form “secondary mineralization”

“pyrite” – an iron sulfide (FeS2 );

“pyritization” – a rock impregnated with pyrite;

“quartzite” – (1) a very hard, clean, white metamorphic rock formed from a quartz arenite (consolidated sedimentary rocks of sand-sized fragments) sandstone; (2) a quartz arenite containing so much cement that it resembles (1);

“replacement” – the process where a mineral replaces another mineral volume for volume;

“reserve” – that part of a mineral resource that can be mined profitably;

“royalty” – a compensation or portion of the proceeds paid to the owner of a right, as a patent or oil or mineral right, for the use of it;

“schist” – a metamorphic rock characterized by strong foliation or schistosity;

“secondary enrichment” – enrichment of a vein or mineral deposit by minerals that have been taken into solution from one part of the vein or adjacent rocks and redeposited in another;

“sericitization” – a hydrothermal or metamorphic process involving the introduction of or replacement by sericite (a fine-grained variety of muscovite produced by the alteration of feldspar);

“shale” – a rock of fissile or laminated structure formed by the consolidation of clay or fine-grained sediments;

“silicification” – to become converted into, or impregnated with, silica;

“skarn” – a coarse-grained metamorphic rock formed by the contact metamorphism of carbonate rocks;

“smelter” – an industrial plant for smelting (to melt or fuse (ores) in order to separate the metallic constituents);

“smithsonite” – an oxidized zinc mineral; 52% zinc;

“sphalerite” – zinc sulfide (ZnS), 67% zinc;

“stake” – to mark the location or limits of with or as if with stakes;

“stockwork” – a metalliferous deposit characterized by the impregnation of the mass of rock with many small veins (veinlets), irregularly grouped;

“strike” – the direction or trend of a “mineralized” structural feature; the direction or trend taken by a structural surface, e.g. a bedding or fault plane, as it intersects the horizontal;

“sulphide” – refers to several types of chemical compounds containing sulfur in its lowest oxidation number of –2;

“supergene” – formed by descending waters, as mineral or ore deposits;

“SX/EW recovery” – Solvent Extraction ElectroWinning; a relatively inexpensive method of copper recovery, cheaper than milling;

“tenorite” – a copper oxide mineral with the simple formula CuO, it occurs in the weathered or oxidized zone associated with deeper primary copper sulfide orebodies;

“turquoise” – a blue to green phosphate copper mineral, in the near-surface zone, prized as a gemstone;

“unpatented claim” – usual lode, placer or mill site claim located under the mining laws;

“vein” – a mineral filling of a fault or fracture in the host rock, typically in tabular or sheet-like form;

“volcanic” – resulting from a volcano (any opening through the crust that has allowed magma to reach the surface, including the deposits immediately surrounding this vent); and

“weathering” – near-surface alteration and oxidation of minerals and rocks by exposure to the atmosphere or ground water.

ITEM 2	DESCRIPTION OF OUR MINERAL PROPERTIES

Hill Copper-Zinc Project, Arizona

Location, Access and Property Overview

The Hill Copper-Zinc Project is located on the eastern flank of the southern Dragoon Mountains, approximately 80 miles southeast of Tucson, Arizona. Access to the Hill Copper-Zinc Project from Tucson is via the Dragoon turnoff on I-10 freeway, 12 miles east of Benson, then east to Arizona Highway 191, then south through Sunsites Village and the nearby town of Pearce. The property is in the Turquoise Mountain Quadrangle, Courtland-Gleeson Mining District, Cochise County, Arizona. We are not aware of any particular environmental, political or regulatory problems that would adversely affect mineral exploration of the property.

The topography in the project area varies from flat to rolling hills with an average elevation of 4,600 feet above sea level. Vegetation in the area is sparse and is typical of a desert climate.

General Overview of our Arizona Mining Claims at the Hill Copper-Zinc Property

We are the registered owner of a 100% interest in 35 MAN unpatented mining claims, part of the 119 unpatented mining claims and 45 patented claims located on the Hill Copper-Zinc Project, as described in the table below. The unpatented claims are staked on federal lands administered by the U.S. Bureau of Land Management. In addition to the 13 claims acquired with the purchase of ARI, staked on two earlier occasions and all contiguous with one another, we also staked an additional 17 MAN unpatented mining claims during late 2006 which were recorded at the Bureau of Land Management (BLM) on January 24, 2007 and January 25, 2007. An additional five claims were staked and recorded with the BLM on August 17, 2007. These claims are contiguous with the 13 initial MAN claims. The mining claims are in good standing with all regulatory authorities, and the mining claims are properly registered at Cochise County in Bisbee and with the U.S. Bureau of Land Management in Phoenix, Arizona. The current annual maintenance fees on unpatented mining claims are $125 per claim due on or before August 31 of each year.

The claims staked or otherwise acquired, exploration permits and leases obtained, and other property acquisitions are listed chronologically:

Date	Property Name	Claims Patented		Claims Unpatented	Acres Mineral		Acres Surface
March 7, 2005	BLM filing date – MAN claims; quitclaim deed to Aurelio recorded January 19, 2007			6	(see below	)
November 8, 2005	BLM filing date – MAN claims; quitclaim deed to Aurelio recorded January 19, 2007			7	(see below	)
September 15, 2006	Hope Mining claims	30			550		550
January 24, 2007	BLM filing date – MAN claims			9	(see below	)
January 25, 2007	BLM filing date – MAN claims			8	(see below	)
March 27, 2007	Newmont Mining – claims	2	(2)		24		24
March 28, 2007	Gold City Inc. option(3)			19	242
April 15, 2007	Gold Coin – claims			65	1021
April 15, 2007	Gold Coin – 3 AZ state mineral exploration permits				251
August 6, 2007	Rae Family – claims	13			213		213
	Rae Family – 2 surface rights parcels						744
	Rae Family – surface & mineral rights (homestead patented)				292		292
August 17, 2007	BLM filing date – MAN claims			5	(see below	)
August 28, 2007	Bolsa received 3 AZ state mineral exploration permits, Sections 33, 34, 35, T19S, R25E				1320
September 24, 2007	Graham – 531 Courtland Townsite Lots (overlaps other surface rights)

TOTALS:	Total patented claims	45
	Total unpatented claims			119
	Total acres MAN Area claims				384

	Total acres mineral rights				4297	(1)
	Total acres surface rights						1823	(1)

	Total acres mineral and surface						5041	(1)

(1)	– The total acreages are approximate due to the complexity of overlapping claims as well as incomplete surveys for Gold Coin, MAN Claims and Gold City properties.

(2)	– Newmont held 50% of one of the two claims.

(3)	The Gold City transaction is in the form of a signed letter agreement and formal documentation has not yet been executed.

ARI entered into a purchase and sale agreement, dated May 16, 2006, with Hope Mining and Milling Company, for the acquisition of 30 patented mining claims known as the Courtland claims, located in the Turquoise Mountain Quadrangle, Courtland-Gleeson Mining District, Cochise County, in south eastern Arizona. On September 15, 2006, ARI assigned its rights under the agreement to Bolsa and, on September 18, 2006, Bolsa closed the acquisition and paid the balance of the initial installment of $250,000. The remainder of the overall purchase price of $1.2 million is financed over four years with only monthly interest payments at 6% being payable over this period with the balance of the purchase price payable on September 15, 2010.

In January 2007, the Company staked 17 new unpatented claims around the initial 13 MAN claims, including the area between the recently purchased Courtland claims and the MAN claims.

In March 2007, the Company entered into an exploration lease and option to purchase letter agreement with Gold City Inc. (Al Conti) for 19 unpatented mining claims to the north of as well as overlapping the initial 13 MAN claims. Gold City agreed to an initial lease payment of $20,000, with subsequent payments over four years of $90,000. The purchase price agreed to is $750,000 should the Company exercise the purchase option, which includes a net smelter royalty of 1% to 2% depending upon the net sales price per pound of copper. As of December 31, 2007, the final documentation to effect this agreement has not been executed.

During April 2007, an option agreement (signed in March 2007) was completed with Newmont Mining Corporation to purchase two of its patented mineral claims. These claims, known as the Banner claim and the Australia claim, are adjacent to Aurelio’s initial 13 MAN claims. Newmont agreed to a purchase price of $100,000 paid in stages over a one year period and with the final payment in March 2008 this option will be exercised and the title to the two claims transferred to Bolsa. Aurelio agreed to give Newmont a 1% Net Smelter Returns Royalty on the patented claims and on any properties Aurelio currently owns or acquires within a designated Area of Interest. In addition, Aurelio has given Newmont a Right of First Offer with respect to any option, joint venture, sale or any other disposition of property by Aurelio to a third party. The acquisition was concluded through our subsidiary, Bolsa.

Aurelio also acquired an extensive exploration file of the Turquoise Mountain Mining District, Cochise County, Arizona, where the Hill Copper-Zinc Project is located including the logs and assay results of 274 holes, drilled by ten different companies between the 1950s to the mid-1990s. These companies include Santa Fe Mining, Asarco Mining, Kennecott Copper, Union Oil, and Great Gray Resources. This database provides confirmation of Aurelio’s calculated mineral resources as well as identifies at least eight additional copper and zinc rich exploration targets within the company’s Hill Copper-Zinc Project.

Also in April 2007, Aurelio completed a mineral lease and option agreement with three individual owners of 65 Gold Coin mineral claims and three Arizona State mineral exploration permits. These acquisitions were also concluded through Bolsa. The 65 unpatented Gold Coin claims along with the three Arizona mineral exploration permits cover 1272 acres. These new properties are all located to the south and southeast of the MAN claims. The group of claims contains multiple additional copper and zinc targets and three known gold prospects. The option agreement included a down payment of $20,000 with additional annual staged payments totaling $1.5 million until April 15, 2018. In addition, there is a royalty of 1% of production of base metals and 2.5% of precious metals from these claims and permits.

In July 2007, Aurelio completed the acquisition of 76,780 feet of drill core from 95 holes in the Turquoise Mining District. These holes were drilled by Santa Fe Minerals, Inc. (now part of Newmont Mining) and Great Gray Resources Co. between 1987 and 1995, as well as core from eight holes (over 7,200 feet) drilled by Bear Creek Exploration during the 1960s in the Courtland and South Courtland areas. Much of this core was only assayed for copper at the time it was drilled. Aurelio has been systematically re-logging, re-sampling and re-assaying this core for gold, silver, lead and zinc, and adding the results to the company’s exploration database. Aurelio’s land position encompasses virtually all the ground previously drilled by these companies. The material was acquired for a nominal cost.

During August 2007, Aurelio entered into an agreement with the Rae family to purchase 13 patented mining claims (covering approximately 213 acres) located on the north of the MAN area that is part of the Company’s wholly-owned Hill Copper-Zinc Project. As part of the transaction, the Company has also acquired approximately 744 acres of surface rights covering the entire MAN deposit and an area to the west, with an additional 292 acres of surface and mineral rights to the east of the deposit. These acquisitions were concluded through Bolsa. The option agreement included a down payment of $10,000 and a further payment of $40,000 before year-end, with additional staged payments over two years for a total cost of $1.3 million. There is no royalty payable on production from any of the patented mining claims.

Also in August 2007, the Company staked an additional five unpatented BLM lode mining claims to the north and northeast of the MAN deposit. These claims are adjacent to and to the east of the patented Hope claims purchased in September of 2006 covering the Courtland area. The Company also applied for and was granted three Arizona State mineral exploration permits covering an estimated 1,320 acres. The Arizona exploration permits are located to the south and southeast of the MAN deposit, and cover projected extensions along strike of high-grade, copper-zinc-silver-gold mineralization.

During September 2007, we entered into an option agreement to acquire surface rights being town sites on part of the Courtland area from Kay B. Graham with payment of a non-refundable option payment of $25,000.

Mining and Exploration History of the Courtland-Gleeson (Turquoise) Mining District

Native Americans mined small amounts of turquoise, used as a medicine stone, from Turquoise Mountain on the extreme north end of the district, for an unknown number of years.

The first mining claims were staked on silver-lead deposits near Gleeson, on the south end of the district, in 1877. Exploration and development by the Calumet, Phelps Dodge and Great Western companies started a boom in the area in 1907, and copper production peaked in 1912. Mostly in the northern Courtland area, there was small-scale mining for shallow, oxidized high-value copper or lead-zinc replacement deposits in limestone, with by-product gold-silver. The larger underground mines closed by 1920, although small operators continued production until about 1932. There are at least 52 old mine workings in the Turquoise Mining District.

The district was explored prior to Aurelio’s consolidation of the land and commencement of the current exploration program with four large and seven small drilling programs since 1952, totalling 274 drill holes. In 1957, Minerals Exploration Company (MEXCO, a division of Union Oil Company) discovered the Star Hill replacement copper deposit in the MAN area with their first hole, based on an airborne magnetic geophysical anomaly. MEXCO then drilled 51 additional holes on an approximate 200-foot grid, but later abandoned the property.

Intense hydrothermal alteration, pyritization and fracturing in an area of approximately eleven square miles have long attracted the attention of several companies searching for a large porphyry copper deposit. In 1960 through 1967, Bear Creek Mining Company drilled 42 holes, totalling about 57,000 feet, in an area of approximately four square miles west of the old Courtland town site.

Beginning in 1986, Santa Fe Mining Company drilled 108 holes in three main areas: Maude Hill (1986) with 14 holes; an expansion of the MEXCO grid at Star Hill (1989 through 1990) with 52 holes, concentrating only on high-grade mineralization; and enlargement of the Courtland bulk-tonnage replacement copper deposit (1990) with 42 holes. Newmont Mining Company had previously drilled four bulk-tonnage discovery holes at Courtland in 1988.

Mineralization

The Hill Copper-Zinc Project contains two known types of mineralization: primary and secondary. Primary mineralization is at depth and secondary mineralization is closer to the surface.

(1) Primary mineralization (milling required, not amenable to heap leaching):

Massive pyrite plus chalcopyrite (copper) plus sphalerite (zinc) plus or minus magnetite/hematite(iron oxide), with some gold silver and lead, occurs in replacement deposits and skarn primarily within Abrigo limestone. This mineralization was the focus of historic underground mining operations. Lower grade, disseminated sulphide mineralization occurs in skarns and intrusive porphyries. Some primary mineralization is present in other sedimentary formations such as Bolsa Quartzite and Martin Limestone.

Hydrothermal alteration in the wall rock typically consists of intense stockwork and pervasive silicification, along with strong sericitization and argillization, to the extent that drill core is often unidentifiable.

(2) Secondary mineralization (amenable to heap leaching and SX/EW recovery):

Secondary mineralization occurs where near-surface primary mineralization has been oxidized and leached. Limestone areas contain copper oxide minerals (tenorite, malachite, azurite, chrysocolla, melaconite and neotocite) or zinc oxide minerals (such as hemimorphite, smithsonite and hydrozincite). This mineralization varies from iron-stained skarn and leached limestone to heavy gossanous material.

Underlying the oxide zone in some places, is an extensive ‘supergene enrichment blanket’, that contains chalcocite, a copper-rich secondary mineral. It occurs primarily in the MAN zone in the porphyritic intrusives.

All types of mineralization have been offset by numerous steep, closely spaced faults making lateral projection difficult in some cases.

The oxide mineralization is probably the most economically attractive in the Hill Copper-Zinc area because it is close to the surface, and might be mined with lower cost open-pit mining methods. The chalcocite blanket is very extensive and contains significant tonnages of potentially leachable copper mineralization. Together, these secondary types of mineralization make the Hill project an attractive exploration target.

In 2006 and 2007, Aurelio drilled 21,489 feet of core and reverse circulation drilling. This drilling has confirmed previous drilling results by Newmont, Santa Fe, Bear Creek, Great Gray and MEXCO. In 2007, follow-up drilling was begun to outline an oxide resource in the South Courtland zone.

Our Current Drilling Program

Beginning in late 2005, ARI increased the potential for discovering bulk-tonnage mineral resources at Star Hill, now named the Hill Copper-Zinc Project, by re-evaluating the data from earlier drilling programs and by confirmatory drilling. Two principal zones were recognized, the Courtland Zone and the MAN Zone.

Phase 1 drilling started in the Fall of 2006. This work was confirmational in nature, attempting to verify the presence and grade of previously drilled mineralization by twinning Newmont and Santa Fe holes. Five holes were drilled on the Courtland zone, which was well-defined by previous drilling, and five more holes were drilled in the area between Courtland and MAN which had some scattered mineralized intervals.

The results of this early phase of drilling were that the Courtland mineralization was confirmed, and the other five holes began to show the presence of a continuation of mineralization between the Courtland and MAN zones. This new target has since been named South Courtland.

Phase 2 drilling started in the middle of 2007. The primary objective of this phase was to pursue the oxide mineralization at South Courtland. A total of 29 holes were drilled in the central part of the zone to expand on previous drilling. Most holes were extended into the sulphide mineralization in order to test the geological model for the zone. In addition, five confirmation holes were drilled in the MAN zone to confirm the Santa Fe and MEXCO results.

The results of Phase 2 drilling show that the South Courtland zone consists of a thin (approximately 125 feet) surface layer of oxidized ledges leading down-dip into sulphide mineralization. At present, only about one third of the South Courtland zone has been drill-tested. Two holes were drilled between the South Courtland and MAN zones and those intercepts suggest possible continuity of the two zones. Drilling shows that there is significant zinc mineralization in some areas that are distinct from the copper mineralization. Further work will address the significance and economics of this mineralization.

The drill holes that Bolsa competed during 2007 on the MAN zone were successful in duplicating previous drilling and confirmed the presence of a thick chalcocite blanket overlying high-grade sulphide mineralization, including copper, zinc, silver, and gold, with scattered lead values. Samples are currently being submitted for leachability analysis, after which a metallurgical scoping study will be carried out.

Future Drill Plans

Future drilling will focus on outlining this new near-surface copper oxide zone with the objective to define a heap-leachable deposit that could possibly be fast-tracked to early production.

Resource Evaluation – Hill Copper-Zinc Project

In October 2007 an independent review of its in-house estimate of the mineralized material in the MAN area was completed. The report was prepared by Chlumsky, Armbrust & Meyers, LLC (“CAM”), an independent mining engineering consulting firm located in Lakewood, Colorado. CAM’s report, entitled “Technical Report: Hill Copper-Zinc Project - MAN Area Arizona” dated October 23, 2007, was authored by Mr. Robert L. Sandefur, P.E., Senior Geostatistician/Ore Reserve Analyst. Estimated in-place mineralized material in the MAN Area is 63,757,000 tons grading 0.43% copper and 0.15% zinc (plus gold, silver and lead credits) based on cut-off grades of 0.20% copper for sulfide material and 0.10% copper for leachable (oxide and chalcocite) mineralized material. Based on the trailing average monthly metal prices for the past three years through October 2007, the copper-equivalent grade of the MAN deposit would be 0.56% copper-equivalent. It appears that all of this material can be mined by open pit with low (less than 2:1) stripping ratios. CAM’s calculations were based on geologic and assay information from 87 historical drill holes totaling 64,252 feet of core and 10,737 assay records. (Aurelio has a total historical database of 274 drill holes for the Hill Copper-Zinc Project.)

The CAM report analyzed the MAN area only. Subsequently, we prepared an in-house analysis of all three zones (MAN, South Courtland and Courtland) which estimated mineralized material at 167.9 million tons (which our management believes could all be mined using open-pit methods) with an approximate copper equivalent grade of 0.52% (copper plus gold, silver and zinc at current values). We expect to enlarge the area of mineralized material in due course with step-out drilling into previously untested areas.

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

To maintain the option in good standing, we will need to make the following payments to Mr. Modesto Rivas Beltran no later than the dates provided below:

Payment Due Date	Cash
February 1, 2006 (paid in 2006)	$5,000
August 1, 2006 (paid in 2006)	10,000
February 1, 2007 (paid in 2007)	15,000
August 1, 2007 (paid in 2007)	15,000
February 1, 2008 (paid in 2008)	20,000
August 1, 2008	20,000
February 1, 2009	25,000
August 1, 2009	25,000
February 1, 2010	30,000
August 1, 2010	30,000
February 1, 2011	305,000

Payments Remaining as of December 31, 2007	$455,000

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

Location and Access

The Gavilanes Property is located approximately 70 km east of Culiacan, near the hamlet of Chiqueritos and can be reached by small fixed wing aircraft or a five-hour drive from Culiacan via Tamazula. Less than 100 people reside in Chiqueritos. In the map below, the area subject to our Option is identified as Los Gavilanes, an area directly south of Chiqueritos village. Reconnaissance mapping and sampling was completed over an area of about 5 square kilometers from the area near the airport, about 2.5 kilometers northwest of Chiqueritos, to the San Andres area in the south.

We carried out road building for roads to access possible drill platforms in the spring of 2005 and late 2006. These roads have provided access to many rock exposures on both the northern and southern flanks of the Gavilanes ridge. To date, we have completed approximately 7.9 kilometers of roadway.

Location of Gavilanes Property

Geology

The area near the Gavilanes Property is underlain by a metasedimentary sequence of possible early Mesozoic age rocks consisting of schists, shales, phyllites, quartzites and meta-arkoses that reach low-grade greenschist metamorphism.

The sequence is intruded by fine-grained dacite porphyries with variable amounts of biotite and/or hornblende and/or magnetite with different porphyritic textures. Various porphyry intrusions may be present, or possibly one intrusive with many local variations. Hydrothermal alterations and surface weathering are often intense and pervasive, so it is difficult at this stage to separate and map the various intrusions or different phases. At one location in the San Andres area, an unaltered porphyry was found. A hornblende concentrate separated from this porphyry was dated by the potassium-argon (K-Ar) age method and gave an age of 62.5 million years (early Paleocene). Porphyry intrusions are exposed over an area of two km in a north-south direction and about one km in an east-west direction. To the east and south they are covered by post-mineral volcanics. A weakly mineralized and weakly altered hydrothermal system was dated as a “whole rock” specimen and gave an age of 42.3 million years (mid-Eocene).

An unbrecciated contact of dacite porphyry with various types of metasediments is exposed in the creek west of Chiqueritos village. This contact is diffuse and consists of a hybrid zone with assimilated sediments and contaminated intrusives, suggesting a slow process of emplacement.

Strike and dip of metasediments to the northeast, north and west and in upper reaches of Arroyo del Oso in the south suggest a doming effect caused by the dacite porphyry complex.

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

Phase I: We conducted a due diligence phase, evaluating all the pertinent data in Culiacan, followed by a field visit in 2006. This Phase took about six days to complete and improved our existing information regarding the geology, alteration and gold/silver/molybdenum distribution at the Gavilanes Property. Phase I helped to identify and mark various drill hole locations and plan the initial drilling phase. The total cost for Phase I was $20,000

Phase II: In 2006, Phase II consisted of trenching and access road building over 3.5 kilometers on the north end of the property to expose a newly discovered gold-bearing hydrothermal breccia (called San José) near the headwaters of Las Cuevas Creek. The terrain is extremely steep and progress was slow in the narrow canyon.

The breccia is about 150 meters wide in a northwest to southeast direction and over 750 meters long in a northeast to southwest direction. A total of 83 trench and road cut samples were taken with mixed results, including erratic gold values up to 0.4 parts per million. The matrix is very gossanous after massive sulphides, probably pyrite. The breccia fragments consist of either metasediments or porphyries, or a mixture of both. Part of the breccia is well silicified. Gold assay results of the San Jose breccia received in 2007 are weakly anomalous ranging between 0.01 and 0.13 parts per million, averaging 0.045 parts per million. The gold average of all 83 samples taken is 0.077 parts per million.

At this stage it is not clear if the San José breccia constitutes a drilling target.

In 2007, Phase II consisted of preparation of seven additional drill pads and approximately 1.9 miles (3 kilometers) on or around Gavilanes Ridge. The total cost for exploration in 2007 was $50,045.

The next phase (which will proceed when funding is available) will include, together with necessary permitting, a drilling program of seven holes for a total of approximately 2,000 meters. The estimated cost would be $373,000 and should take three to four months to complete.

Estimated 2008 Gavilanes Property Exploration Budget

Phase III	Estimated Cost
Drilling	$269,500
Transportation	21,000
Lodging and Food	7,500
Professional Fees and Labour	19,000
Contingency	10,000
Property Payment plus Value Added Tax (VAT)	46,000

Phase III Total	$373,000

Lake Iliamna Property, Alaska

By mineral staking in March 2004, we acquired a 100% interest in twenty-five mineral claims located in the State of Alaska, approximately 7.5 miles northwest of Lake Iliamna which is 215 miles south-west of Anchorage, Alaska. During November 2006, we allowed our interest in the Alaska property to lapse and we have no ongoing interest in that property.

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

We are not currently a party to any legal proceedings that have been or are currently being undertaken for or against us, and we are not aware of any being contemplated.

ITEM 4	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares are currently trading on the OTC Bulletin Board under the symbol AULO. Our shares commenced trading on the OTC Bulletin Board on November 16, 2004 under the symbol FURR. On June 16, 2006, we changed our name to Aurelio Resource Corporation and affected a six and one-half for one (6.5:1) forward stock split resulting in the new symbol.

The high and the low bid prices for our common shares reported for the OTC Bulletin Board for each of the quarters during the year ended May 31, 2006, for the two quarters and the month of December in the seven months ended December 31, 2006 and the year ended December 31, 2007 are set forth in the table below.

		High	Low
2005	June to August	$0.06	$0.06
	September to November	0.06	0.06
2005/2006	December to February	0.06	0.06
2006	March to May	0.06	0.06
	June to August	1.01	0.06
	September to November	1.25	0.73
	December	0.94	0.75
2007	January through March	1.43	0.70
	April through June	1.75	0.85
	July through August	1.29	0.76
	September through December	0.82	0.26

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders of our Common Stock

As of March 21, 2008, there were 53 shareholders of record of our common stock.

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

Equity Compensation Plan Information

On September 15, 2006, the directors adopted the 2006 Stock Option Plan (the “Option Plan”) and reserved two million eight hundred thousand (2,800,000) common shares to be made available for grant. On December 6, 2007, the board of directors amended the Plan by increasing the total shares reserved under the Plan to three million two hundred thousand (3,200,000) common shares available for grant. The Option Plan is administered by the Compensation Committee of the board of directors. The shareholders ratified and approved the adoption of the Option Plan at the Annual General Meeting of Stockholders held on May 18, 2007.

The board of directors adopted the 2006 Incentive Stock Compensation Plan (the “Compensation Plan”) on October 12, 2006 and reserved two million two hundred thousand (2,200,000) common shares to be made available for grant. On December 6, 2007, the Compensation Plan was amended by increasing the total shares reserved under the Compensation Plan to three million two hundred thousand (3,200,000) common shares. The Compensation Plan is administered by the board of directors.

Plan Category	No. of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c))
Equity compensation plans approved by security holders	2,175,000	$1.01	875,000
Equity compensation plans not approved by security holders	254,100	$0.97	2,945,900

Recent Sales of Unregistered Securities

On September 12, 2007, we issued 30,000 common shares at a deemed price of $1.05/share in consideration for strategic planning and consulting services to one accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On October 11, 2007 we issued 150,000 common shares at a deemed price of $0.63/share in consideration for investor relations and marketing service to one accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On October 29, 2007 and December 26, 2007, we issued a total of 150,000 common shares to an officer/director and an officer at an exercise price of $0.79/share upon the exercise of stock options issued under the Option Plan.

On December 13, 2007, we issued 150,000 common shares at a deemed price of $0.60/share in consideration for investor relations services to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our audited financial statements and the related notes for the year ended December 31, 2007 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in Item 1 – Description of Business – Risk Factors of this annual report.

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

On August 17, 2006 we completed our acquisition of all of the issued and outstanding common stock of Aurelio Resources, Inc., a privately-owned Colorado corporation engaged in mineral exploration, pursuant to an agreement we entered into with Aurelio Resources, Inc. (“ARI”) and its shareholders dated April 27, 2006, as amended on June 9, 2006 and further amended on July 13, 2006 and on July 21, 2006. As a result of our acquisition of ARI, we indirectly acquired all of its assets. In particular, we acquired unpatented mining claims in Arizona (which form the basis of the property we now refer to as our Hill Copper-Zinc Project) and held through our wholly-owned subsidiary Bolsa Resources, Inc. (“Bolsa”), and a 98% interest in Minera Milenium S.A. de C.V. (“Minera Milenium”), a company incorporated in Mexico which holds an option to acquire a 100% interest in the Gavilanes Property.

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

Change of Year-end

The Company changed its year-end from May 31 to December 31 on September 28, 2006. For the year prior to May 31, 2006 and up to the acquisition of ARI in August 2006, the Company had essentially been dormant. As a result of the change in year-end and given the lack of materiality of the prior periods compared to the current operations and the lack of seasonality in the Company’s business, the quarters in the current year have been compared with the most relevant period from the reported quarters in prior periods as follows:

	For the period ending	Comparative period

Q1	March 31, 2007	February 28, 2006

Q2	June 30, 2007	May 31, 2006

Q3	September 30, 2007	August 31, 2006

Q4	December 31, 2007	December 31, 2006 (1)

(1)	Four months and seven months, respectively, when compared with the quarter and year ended December 31, 2007.

Plan of Operations

Our plan of operations for the next twelve months involves the implementation of phased exploration programs and additional property acquisitions for our Hill Copper-Zinc Project in Arizona and, subject to available funding, also on our Gavilanes Property in Mexico. We will undertake these operations with our existing management and field personnel and will contract for additional labor on a project basis as required. We do not anticipate any major purchases or sales of plant and equipment as we intend to sub-contract the drilling programs and outsource the assaying, resource estimation, engineering and metallurgical studies.

We wish to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our mineral properties:

Hill Copper-Zinc Project, Arizona

During 2008, we plan to continue to selectively acquire additional land adjoining our Hill Copper-Zinc Project through negotiations with private landholders.

We anticipate that the next phase of the work program at the Project will cost approximately $0.6 million over the next six months and approximately $1.4 million over the next twelve months, for exploration, engineering, environmental and metallurgical studies, property payments and land acquisition. These costs, however, do not include any drilling at the project and, if we are to commence a drilling program within six months this would add at least another $0.75 million to the above total over this period. Within the next year, we would expect total costs at the project level to increase to approximately $4.5 million (including the above) if we have the funds available and are able to do the additional drilling and subsequent metallurgical and engineering work to maintain the momentum on the project that is warranted by our successes to date.

We will need to raise additional funds in order to conduct these exploration programs and for the land acquisitions.

The planned six month exploration program will include detailed metallurgical test-work by an independent engineering firm on the chalcocite blanket and oxide- and sulfide-mineralized zones of the Project. The Company will also continue to re-log, re-sample and re-assay the historic drill core from prior exploration programs, acquired during 2007. Upon completion of these phases of work, we plan to prepare resource estimates by an independent engineering firm (in accordance with Canada’s National Instrument 43-101) for the Courtland, South Courtland and MAN areas of the Project.

The Company has filed and received approval for a Plan of Operations for additional drilling on the MAN area mining claims, which are administered by the Bureau of Land Management. Based on availability of funds and equipment, the Company plans on drilling up to 40,000 feet of core, a portion of which would be drilled exclusively for metallurgical test-work (column tests and flow sheet design); the majority of the proposed drilling would be to test additional exploration targets with the goal of increasing the MAN area resource.

We anticipate that this drill program will cost approximately $3.3 million and take most of the twelve months to complete. We have also prepared a budget for additional diamond drilling in the South Courtland and Courtland area as part of the twelve month program, as well as for preliminary scoping and pre-feasibility studies, which will all proceed subject to available funding.

Gavilanes Property

We plan to make the option payments due in 2008 in order to keep the Gavilanes option in good standing. These two payments will total $40,000. We may need to raise additional funds in order to make these option payments.

Our planned six month exploration program includes 7,000 feet of diamond drilling to test the seven best targets identified to date on the Gavilanes Property. Based on our review of all the pertinent data available on the property, we are pursuing our goal of identifying a bulk mineable, open pittable deposit at Gavilanes. The budget for this drill program is approximately $327,000 (not including land costs) and we expect that to be completed well within the six months. If this program shows the expected results, we will then undertake a larger program of up to 15,000 feet of diamond drilling on the property, which is budgeted to cost approximately $600,000 and, as long as funding is available, we would anticipate completing this within the next twelve months.

General Operating Expenses

We anticipate spending approximately $115,000 in ongoing general and administrative expenses per month for the next six months, while our total general and administrative expense over the whole of the next twelve months is expected to total approximately $1.4 million. In addition, we plan to make property payments on new and existing property agreements of approximately $0.6 million over the six months and approximately $1.4 million over the next twelve months, and some of these payments will be expensed. We plan to spend approximately $0.6 million for exploration and engineering studies over the next six months and approximately $4.8 million for exploration programs (which includes the drilling program at the Hill Copper-Zinc Project discussed above), land payments and property acquisitions and engineering studies during the twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the our management and field personnel, accounting and reporting expenses, audit and legal work relating to our regulatory filings, as well as transfer agent fees, promotion and investor relations activities and the costs of maintaining our executive office in Littleton, Colorado and our field offices in Arizona and in Culiacan, Mexico.

The following discussion should be read in conjunction with the consolidated financial statements accompanying this Form 10-KSB. At December 31, 2007, we had cash on hand of $268,410 and a working capital deficit of $(881,903). In February 2008 we did raise $2.5 million in two separate financings, but our cash and working capital will not be sufficient to enable us to pay for the costs of our exploration and general and administrative expenses. We will have to raise additional capital in order to pay for our exploration and anticipated general and administrative expenses. Our ability to complete the next phases of our recommended work programs will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

During the next twelve-month period, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. Although we have just concluded a convertible debt financing, we believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the next phase of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan might not succeed. Even if we are successful in obtaining equity financing to fund the next phase of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of the work program. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Cash Requirements

For the next 12 months we plan to continue to explore for base metals on our Hill Copper-Zinc Project in Arizona, and to explore for precious metals on our Gavilanes Property in Mexico. Our budget for the next six months is approximately $2.0 million and for the full 12 months (which includes the anticipated drilling programs and additional property payments) our budget is approximately $6.0 million.

We will require additional funds to implement our exploration and development programs. These funds will need to be raised through equity financing, although debt financing or other sources may be available, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our exploration program.

In order to proceed with our plans, we plan to raise additional funds by way of private placements of equity securities in our company.

Results of Operations

We have had no operating revenues since our inception on February 19, 2004, through December 31, 2007.

Following the acquisition of ARI we have focused most of our attention during the seven months ended December 31, 2006 and the year ended December 31, 2007 on the Hill Copper-Zinc Project in Arizona. There we have expanded our property position with the acquisition of patented and unpatented mining claims, with purchase, lease and option agreements on additional property (mining claims and surface rights) such that we now hold the following: 45 patented claims on approximately 787 acres; 119 unpatented mining claims on 1647 acres; surface rights to 1822 acres; six Arizona State mineral exploration permits on approximately 1571 acres. We acquired a data base that includes assay results from 274 holes drilled from the 1950s to the mid-1990s and were able to develop preliminary in-house copper resource estimates. We also acquired 76,780 feet of drill core from 95 holes that had been assayed for copper, and is to be re-assayed for gold, silver, lead and zinc in order to add to the company’s exploration database. An independent review of its in-house estimate of the mineralized material of the MAN area was completed which estimated in-place mineralized material in the MAN area is 63,757,000 tons grading 0.43% copper and 0.15% zinc, plus gold, silver and lead credits).

Also, during 2007, Aurelio drilled a total of 44 holes, on the Arizona properties, totalling 21,489 feet to obtain core and reverse circulation samples. The total amount spent in 2007 for drilling was approximately $1,023,000. Aurelio at the Hill Copper-Zinc Project now owns or has options to acquire a total of 45 patented claims, 119 unpatented claims, we have six Arizona State mineral exploration permits, and control approximately 5,041 acres of land in Arizona. We intend to explore our Arizona properties and hope to develop and exploit any mineral deposits we discover. Alternatively, we may in the future joint venture or sell an interest in or otherwise assign the rights to develop or exploit the properties.

Phase 1 drilling started in 2006. This work was confirmational in nature, attempting to verify the presence and grade of previously drilled mineralization by twinning Newmont and Santa Fe holes. Five holes were drilled on the Courtland zone which was well-defined by previous drilling, and five more holes were drilled in the area between Courtland and MAN which had some scattered mineralized intervals. This drilling confirmed previous drilling results by Newmont, Santa Fe, Bear Creek, Great Gray and MEXCO. In 2007, follow-up drilling was begun to outline an oxide resource in the South Courtland zone. The results of this phase of drilling were that the Courtland mineralization was confirmed; and the other five holes began to show the presence of continuation of mineralization between the Courtland and MAN zones. This new target has since been named South Courtland.

Phase 2 drilling started in 2007. The primary objective of this phase was to pursue the oxide mineralization at South Courtland. A total of 29 holes were drilled in the central part of the zone to expand on previous drilling. Most holes were extended into the sulphide mineralization in order to test the geological model for the zone. In addition, five confirmation holes were drilled in the MAN zone to confirm the Santa Fe and MEXCO results.

The results of Phase 2 drilling show that the South Courtland zone consists of a thin (~125 feet) surface layer of oxidized ledges leading down-dip into sulphide mineralization. At present, only about one third of the South Courtland zone has been drill-tested. Two of the holes were drilled between the South Courtland and MAN zones and those intercepts suggest possible continuity of the two zones. Drilling shows that there is significant zinc mineralization in some areas that are distinct from the copper mineralization. Further work will address the significance and economics of this mineralization.

The drill holes that Bolsa competed during 2007 on the MAN zone were successful in duplicating previous drilling and confirmed the presence of a thick chalcocite blanket overlying high-grade sulphide mineralization including copper, zinc, silver, and gold, with scattered lead values. Samples are currently being submitted for leachability analysis, after which a metallurgical scoping study will be carried out.

Our loss for the year ended December 31, 2007 was $3,379,987, and this included the expensing of all our exploration programs and overhead costs, including some non-cash compensation expense under the Stock Compensation Plan and for stock options issued to our directors and officers who worked for many months during the year without cash compensation. This loss compared with a loss of $957,221 in the seven months ended December 31, 2006. Our cash used in operations, which was primarily focused on exploring the Hill Copper-Zinc Project, was $1,712,837 for the year ended December 31, 2007, which compared with cash used in operations of $851,290 during the seven months ended December 31, 2006. We used $170,102 in the year ended December 31, 2007 for investing activities, and this compares with $285,130 used during the seven months ended December 31, 2006 for the deposit and the purchase of the Courtland area patented mining claims and for some fixed asset purchases.

Liquidity and Capital Resources

At December 31, 2007, we had cash on hand of $268,410 and a working capital deficit of $(881,903), compared with cash of $464,521 and working capital of $350,463 at December 31, 2006.

While we raised $2.5 million in February 2008 in two separate financings, we anticipate that our cash and working capital will only be sufficient to enable us to pay for the costs of a limited exploration programs and general and administrative expenses for approximately the next three months. Accordingly, our ability to complete our ongoing exploration activities and the next phase of our recommended work programs will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

During the next twelve-month period, we anticipate that we will not generate any revenue. Therefore, we must obtain additional financing in order to continue our plan of operations. While one of our recent financings was a convertible debt offering, we believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the next phase of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund the next phase of our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of the work program. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Cash used in operating activities was $1,712,837 for the year ended December 31, 2007 ($851,290 for the seven months ended December 31, 2006), which reflects the costs of our operations for the period. The difference in the amount of cash used in the periods reflects the active exploration program we initiated in September 2006 on the Hill Copper-Zinc Project in Arizona and which proceeded for a full year during 2007.

We have funded our business to date from sales of our common stock. Gross cash proceeds from the sale of our common shares during the period from inception, on February 19, 2004, through December 31, 2007, totaled $2,991,669 (after adjustments when we acquired ARI), with $1,328,655 of that coming from the private placement we closed in June 2007.

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

Subsequent Events

On January 25, 2008, David Stafford Johnson, Esq. was appointed Executive Chairman of the Company, replacing Dr. Frederik W. Warnaars. Dr. Warnaars, one of the Company’s founders, has stepped down as Chairman, but remains a Director.

On January 25, 2008, the Board cancelled unexercisable and unvested stock options held by directors (which would have vested over the next 18 months) to acquire 1,000,000 shares at an average price of $1.08/share.

On February 15, 2008, the Company entered into and closed a $1,000,000 equity financing agreement with European institutional investors. In this financing the Company issued 3,333,334 units, with each Unit equal to one common share and one-half warrant; each warrant entitles the holder to purchase 1,666,667 additional common shares at $0.50 per share at any time up to February 15, 2013.

The Company also closed a $1.5 million convertible debenture financing with three U.S.-based institutional investors on February 26, 2008. At the option of the Company, the debentures can be redeemed for cash or exchanged for common shares at a floor price of $0.30 per share. The investors will also receive 3,750,000 Series A Warrants, priced at $0.35 per share that can be exercised in six months after closing and have a term of five years to February 26, 2013, and the 4,999,997 Series B warrants are immediately exercisable at $0.35 per share and have a term of eighteen months to August 26, 2009.

On March 26, 2008, the Company announced that Bolsa had entered into an agreement to acquire 20 patented mining claims (the “Viewsites claims”) in the Turquoise Mining District of Cochise County, Arizona. The Viewsites claims are located to the west and southwest of the MAN Area that is part of the Hill Copper-Zinc Project. These claims encompass an estimated 363 acres (survey pending) and incorporate projected extensions of the MAN Area mineralization. Bolsa will acquire the Viewsites claims with staged payments totaling $950,000 over thirty months. Closing is scheduled to occur by August 1, 2008 following completion of a detailed survey of the 20 patented mining claims.

Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations as of December 31, 2007	Total	Less then 1 year	1 to 3 Years	3 to 5 years	More than 5 years
Long-term debt (1)	$17,909	$9,819	$8,090	$—	$—
Note payable – Courtland Claims(2)
Interest	156,750	57,000	99,750	—	—
Principal	950,000	—	950,000	—	—
Unpatented Claims – annual renewal fees (3)	74,375	14,875	29,750	29,750	—
Gavilanes option payments (4)	455,000	40,000	110,000	305,000	—
Newmont Claims payments (5)	25,000	25,000	—	—	—
Gold Coin payments (6)	1,480,000	55,000	225,000	300,000	900,000
Rae Family payments (7)	1,250,000	470,000	780,000	—	—
Graham payments (8)	100,000	—	100,000	—	—
Lease of Littleton, CO office (9)	12,348	12,348	—	—	—
Lease of Sun Sites, AZ office (10)	500	500	—	—	—
Lease of Elfrida, AZ field office (11)	211,500	14,100	28,200	28,200	141,000
Lease of Arizona storage space (12)	2,052	2.052	—	—	—
Lease of Culiacan, MX office (13)	1,400	1,400	—	—	—

(1)	The long-term debt was to finance the purchase of office equipment and is a 36-month note payable under a business installment loan from JPMorgan Chase Bank, NA. The interest rate is 12.25% simple interest and the loan is cash collateralized.

(2)	The purchase of the 30 patented Courtland Claims (which form part of the Hill Copper-Zinc Project) from Hope Mining and Milling Company was closed on September 15, 2006 with the payment of the deposit of $250,000. In addition to the acquisition price, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.

(3)	For each of our 119 unpatented mining claims on the Hill Copper-Zinc Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.

(4)	In addition to the total of the option payments for the purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

(5)	A purchase agreement was entered into March 27, 2007 with Newmont Realty Company to purchase 2 patented claims, the Banner (100%) and the Australia (50%). The terms of the agreement include the payment of $25,000 upon execution of the agreement, and $25,000 six, nine and twelve months after the effective date. In 2007, a total of $75,000 was paid to Newmont. The twelve month payment remains due on March 27, 2008. A net smelter return royalty on mineral production of the Property equal to one percent (1%) of Net Smelter Returns from the disposition of all mineral produced.

(6)	A lease with option to purchase agreement for 65 unpatented claims and three Arizona Mineral Exploration Permits was entered into on April 15, 2007 for $1,500,000. The terms of the agreement were a $20,000 payment upon execution of the agreement, plus $55,000 on April 15, 2008, a $75,000 payment on April 15, 2009, and $150,000 annually thereafter, until payment is complete, which is to be on or before April 15, 2018.

(7)	The purchase price for the 13 patented claims and surface rights on the Rae property is $1,300,000 payable as follows: $10,000 primary earnest money payment and $40,000 for a secondary earnest money payment, with both payments made in 2007. Upon acceptance of a satisfactory survey on the property, Bolsa is to pay $210,000 plus a $1,040,000 promissory note that provides for four semi-annual payments of principal, each $260,000, together with semi-annual payments of interest on the unpaid balance of the promissory note, the first semi-annual payment due six months following date of closing and subsequent payments each six months

(8)	A purchase options agreement for 531 Courtland and Center Courtland Townsite Lots was effective September 24, 2007 and the $25,000 earnest and option payment was paid in 2007, with a further $100,000 due on exercise of the option during the year following January 31, 2010.

(9)	Lease of the Littleton, Colorado office for $2,058 per month, including utilities, with a commitment through June 2008.

(10)	Lease of an office in Sun Sites, Arizona for $500 per month with a commitment through January 2008.

(11)	Lease of a field office with housing in Elfrida, Arizona for $1175 per month, not including utilities, with a commitment for fifteen years to 2022, although Bolsa can acquire the property at any time for the amount of the debt on the property ($140,079 at December 31, 2007).

(12)	Lease of storage space near our Arizona properties for $171 per month through 2008.

(13)	Lease of office space in Culiacan, Sinaloa, Mexico for approximately $140 per month with a commitment through October 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

During the year ended December 31, 2007 we maintained consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provided services to our company. During the year we paid or accrued consulting fees in lieu of salaries to our president, company officers and directors of $433,890 in total (for the seven months ended December 31, 2006: $129,159). As cash was unavailable to pay consulting fees to directors and officers during the last four months of 2007, the Company issued stock in January 2008 under the Stock Compensation Plan with a total value of $100,739 in payment of the consulting fees for this period. Fees charged for consulting services were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

The Board decided in February 2007 to compensate directors for previous board, meeting and committee fees for fiscal 2006 totaling $230,000. These payments were made under the Company’s Stock Compensation Plan. In January 2008, the Company paid fees in stock to its directors for board, meeting and committee fees for the 2007 year totaling $399,000. These payments were accrued as directors’ fees for 2007 and were made under the Company’s Stock Compensation Plan.

As of December 31, 2007 the Company owed a total of $561,103 to the related parties for consulting fees and expenses and for directors’ fees (December 31, 2006: $15,319).

In November 2007, the Company entered into a lease and option agreement with a director and officer for a property in Elfrida, Arizona. Bolsa is using the house for a field office and for temporary field accommodation and pays a market rent ($1,175/month) for the property. The Company also has an option to acquire the property for the amount of the mortgage debt outstanding on the property ($140,079 at December 31, 2007).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. The most significant policy we have implemented is to capitalize the cost of acquiring patented mining claims and surface rights to properties, although costs for acquiring and maintaining unpatented mining claims are expensed as incurred. Our significant accounting policies are disclosed in Note 3 to the audited consolidated financial statements included in this Annual Report on Form 10-KSB. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

ITEM 7	FINANCIAL STATEMENTS

Our audited financial statements for year ended December 31, 2007, are described below:

(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Balance Sheets as at December 31, 2007 and 2006

(c)	Consolidated Statements of Operations for the year ended December 31, 2007, the seven months ended December 31, 2006 and the period from inception (February 19, 2004) to December 31, 2007

(d)	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from inception (February 19, 2004) to December 31, 2007

(e)	Consolidated Statements of Cash Flows for the year ended December 31, 2007, the seven months ended December 31, 2006 and the period from inception (February 19, 2004) to December 31, 2007

(f)	Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Aurelio Resource Corporation

We have audited the accompanying consolidated balance sheets of Aurelio Resource Corporation (formerly Furio Resources, Inc.) as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007 and the seven months ended December 31, 2006 and for the period from inception (February 19, 2004) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Aurelio Resource Corporation as of May 31, 2005 were audited by other auditors whose report dated July 19, 2005 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurelio Resource Corporation as of December 31, 2007 and December 31, 2006 and the results of operations and cash flows for the year ended December 31, 2007 and the seven months ended December 31, 2006 and for the period from inception (February 19, 2004) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $3,379,987 for the year ended December 31, 2007, and has an accumulated deficit of $4,449,263 at December 31, 2007. These factors, and others discussed in Note 3, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Haynie & Company Littleton, CO March 31, 2008

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2007	Dec. 31, 2006
ASSETS
Current assets
Cash	$268,410	$464,521
Advances	3,478	—
Security deposits	4,765	2,255
Prepaid expenses	3,233	—
Reclamation bond - MAN claims drilling	36,714
Deposit for core drilling	—	150,000

Total current assets	316,600	616,776

Mining claims	1,353,614	1,203,614
Property and equipment, net	62,570	55,489

	1,416,184	1,259,103

Total Assets	$1,732,784	$1,875,879

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$373,745	$242,301
Accounts payable - related parties	561,103	15,319
Short term note payable	253,836	—
Current portion of long - term debt	9,819	8,693

Total current liabilities	1,198,503	266,313

Long - term debt	8,130	17,908
Note payable - Courtland Claims	950,000	950,000

	958,130	967,908

Total Liabilities	2,156,633	1,234,221

Stockholders’ Equity
Common stock, $.001 par value;
487,500,000 shares authorized;
34,647,155 issued and outstanding	34,648	32,437
Additional paid in capital	3,994,021	1,680,077
Accumulated deficit during the exploration stage	(4,449,263)	(1,069,276)
Cumulative effect of currency translation	(3,255)	(1,580)

Total Stockholders’ Equity	(423,849)	641,658

Total Liabilities and Stockholders’ Equity	$1,732,784	$1,875,879

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended Dec. 31, 2007	Seven Months Ended Dec. 31, 2006	Feb. 19, 2004 (Inception) Through Dec. 31, 2007
Revenue	$—	$—	$—

Expenses:
Depreciation	13,021	2,628	15,649
Directors’ fees	896,000	—	896,000
General and administrative	633,464	308,553	945,457
Mineral property expenditures	1,279,875	459,835	1,789,834
Professional fees	549,454	193,326	801,586

	3,371,814	964,342	4,448,526

Loss from operations	(3,371,814)	(964,342)	(4,448,526)
Other income (expense)
Other income	50,395	—	50,395
Interest income	8,688	8,154	17,157
Interest expense	(67,256)	(1,033)	(68,289)

Income (loss) before provision for income tax	(3,379,987)	(957,221)	(4,449,263)
Provision for income tax	—	—	—

Net income (loss)	(3,379,987)	(957,221)	(4,449,263)
Other comprehensive income (loss) - net of tax
Foreign currency translation gains (losses)	(1,675)	(1,580)	(3,255)

Comprehensive income (loss)	$(3,381,662)	$(958,801)	$(4,452,518)

Net income (loss) per share
(Basic and fully diluted)	$(0.10)	$(0.03)

Weighted average number of common shares outstanding	33,572,482	31,260,355

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Deficit Accumulate During Exploration Stage	Cumulative Effect of Currency Translation	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, February 19, 2004 (date of inception)	—	$—	$—	$—	$—	$—
Common stock issued for cash at $0.002 per share, March 2004	13,000,000	13,000	7,000	—	—	20,000
Common stock issued for cash at $0.004 per share, April 2004	18,200,000	18,200	51,800	—	—	70,000
Common stock issued for cash at $0.03 per share, May 2004	201,500	202	5,998	—	—	6,200
Net loss	—	—	—	(14,607)	—	(14,607)

Balance, May 31, 2004	31,401,500	31,402	64,798	(14,607)	—	81,593
Net loss	—	—	—	(60,698)	—	(60,698)

Balance, May 31, 2005	31,401,500	31,402	64,798	(75,305)	—	20,895
Net loss	—	—	—	(36,750)	—	(36,750)

Balance, May 31, 2006	31,401,500	31,402	64,798	(112,055)	—	(15,855)
Common stock returned for cancellation	(12,965,000)	(12,965)	12,965	—	—	—
Common stock issued for acquisition of Subsidiaries	10,000,000	10,000	(161,686)	—	—	(151,686)
Common stock issued for cash at $0.40 per share, September 2006	4,000,000	4,000	1,596,000	—	—	1,600,000
Common stock options issued	—	—	168,000	—	—	168,000
Net loss	—	—	—	(957,221)	(1,580)	(958,801)

Balance, December 31, 2006	32,436,500	32,437	1,680,077	(1,069,276)	(1,580)	641,658

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued From Previous Page)

	Common Stock		Additional Paid-in Capital	Deficit Accumulate During Exploration Stage	Cumulative Effect of Currency Translation	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2006	32,436,500	32,437	1,680,077	(1,069,276)	(1,580)	641,658
Common stock options issued First quarter 2007	—	—	117,000	—	—	117,000
Common stock issued under Incentive Compensation Plan, February 2007	237,110	237	229,763	—	—	230,000
Common stock issued under Incentive Compensation Plan, March 2007	16,990	17	17,483	—	—	17,500
Common stock options issued Second quarter 2007	—	—	288,500	—	—	288,500
Common stock issued for cash at $0.90 per share, June 2007	1,476,555	1,477	1,327,178	—	—	1,328,655
Common stock issued for services at $1.05 per share, October 2007	30,000	30	31,470	—	—	31,500
Common stock issued for services at $0.63 per share, October 2007	150,000	150	94,350	—	—	94,500
Common stock issued for cash at $0.79 per share, October 2007	100,000	100	78,900	—	—	79,000
Common stock issued for services at $0.60 per share, December 2007	150,000	150	89,850	—	—	90,000
Common stock issued for cash at $0.79 per share, December 2007	50,000	50	39,450	—	—	39,500
Net loss	—	—	—	(3,379,987)	(1,675)	(3,381,662)

Balance, December 31, 2007	34,647,155	$34,648	$3,994,021	$(4,449,263)	$(3,255)	$(423,849)

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended Dec. 31, 2007	Seven Months Ended Dec. 31, 2006	Feb. 19, 2004 (Inception) Through Dec. 31, 2007
Cash Flows From Operating Activities:
Net loss	$(3,379,987)	$(957,221)	$(4,449,263)
Adjustments to reconcile comprehensive loss to net cash provided by (used for) operating activities:
Depreciation	13,021	2,628	15,649
Stock/stock option compensation	869,000	168,000	1,037,000
Interest accrued on S/T note	3,836	—	3,836
Changes in current assets and liabilities:
Advances	(3,478)	—	(3,478)
Security deposits	(2,510)	(2,255)	(4,765)
Prepaid expense	(3,233)	—	(3,233)
Reclamation bond - MAN claims drilling	(36,714)	—	(36,714)
Deposit for core drilling	150,000	(150,000)	—
Accounts payable and accrued liabilities	131,444	72,239	373,745
Accounts payable - related parties	545,784	15,319	561,103

Net cash provided by (used for) operating activities	(1,712,837)	(851,290)	(2,506,120)

Cash Flows From Investing Activities:
Purchase of mining claims - net	(150,000)	(253,614)	(403,614)
Purchase of fixed assets - net	(20,102)	(31,516)	(51,618)

Net cash provided by (used for) investing activities	(170,102)	(285,130)	(455,232)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Twelve Months Ended Dec. 31, 2007	Seven Months Ended Dec. 31, 2006	Feb. 19, 2004 (Inception) Through Dec. 31, 2007
Cash Flows From Financing Activities:
Short term note payable	250,000	—	250,000
L/T debt principal repayment	(8,652)	—	(8,652)
Proceeds from exercise of stock options	118,500	—	118,500
Issuance of common stock	1,328,655	1,600,000	2,873,169

Net cash provided by (used for) financing activities	1,688,503	1,600,000	3,233,017

Effect of exchange rate changes on cash	(1,675)	(1,580)	(3,255)

Net Increase (Decrease) In Cash	(196,111)	462,000	268,410
Cash At The Beginning Of The Period	464,521	2,521	—

Cash At The End Of The Period	$268,410	$464,521	$268,410

Schedule Of Non-Cash Investing And Financing Activities
Acquisition of Minera Milenium, S.A. de C.V.	$—	$(46)	$(46)
Acquisition of Aurelio Resources, Inc.	—	(151,640)	(151,640)
Mineral properties	$—	$1,203,614	$1,353,614
Less note payable	—	(950,000)	(950,000)
Fixed assets	$—	$58,117	$78,219
Less long-term debt	—	(26,601)	(26,601)
Supplemental Disclosure
Cash paid for interest	$(63,420)	$(1,033)	$(64,453)
Cash paid for income taxes	—	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

February 19, 2004 (Inception) through December 31, 2007

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

NOTE 2    CHANGE OF YEAR-END

The Company changed its year-end from May 31 to December 31 on September 28, 2006. For the year prior to May 31, 2006 and up to the acquisition of ARI in August 2006, the Company had essentially been dormant. As a result of the change in year-end and given the lack of materiality of the prior periods compared to the current operations and the lack of seasonality in the Company’s business, the quarters in the current year have been compared with the most relevant period from the reported quarters in prior periods as follows:

	For the period ended	Comparative period

Q1	March 31, 2007	February 28, 2006

Q2	June 30, 2007	May 31, 2006

Q3	September 30, 2007	August 31, 2006

Q4	December 31, 2007	December 31, 2006(i)

(i)	Four months and seven months, respectively, when compared with the quarter and year ended December 31, 2007.

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

December 31, 2007
Deficit accumulated during the exploration stage	$(4,449,263)
Working capital deficit	$(881,903)

NOTE 4	SIGNIFICANT ACCOUNTING POLICIES

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

Mineral properties and exploration expenditures

The costs of acquiring mineral properties which have patented claims or surface rights are capitalized and will be amortized over their estimated useful lives following the commencement of commercial production or written-off if the properties are sold or abandoned. If it is determined that a property is not economically viable based on scoping or feasibility studies the capitalized costs of patented claims and surface rights are written off. If the studies show the carrying value to be in excess of their economic value, then the properties will be considered impaired and will be written down to their current economic value. Exploration expenses and the costs for carrying and retaining mineral properties are expensed as incurred.

The costs of acquiring mineral properties that have unpatented claims, leases or exploration permits are not capitalized. Ongoing costs for exploration and the costs for carrying and retaining these mineral properties are also expensed as incurred.

When it is determined that a mineral deposit can be economically and legally extracted or produced based on established proven and probable reserves based on an independent feasibility study that shows the economic viability of the deposit as confirmed by a Competent Person, further exploration costs and the costs of development incurred after such determination will be capitalized. Upon the commencement of commercial production, capitalized costs will be amortized on the units of production basis using the estimated proven and probable reserves as the depletion basis.

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

Recent Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in the application of the income tax laws to the Company’s operations. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. There was no impact to the consolidated results of operations and financial position as a result of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements and requires new disclosures about fair value measurements for future transactions. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2, which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, entities may irrevocably elect fair value for the initial and subsequent measurement of certain financial instruments and certain other items. Subsequent measurements for the financial instruments and certain other items that an entity elects to record at fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS No. 159 will have on its consolidated results of operations and financial position.

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (SFAS No. 141R) and FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements an amendment to ARB No. 51 (SFAS No. 160). SFAS No. 141R and No. 160 require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting SFAS No. 141R and SFAS No. 160 on its consolidated results of operations and financial position.

NOTE 5 MANAGEMENT	OF FINANCIAL RISK

The Company is subject to a concentration of credit risk with all of its cash at December 31, 2007 on deposit with JPMorgan Chase Bank, NA. The cash balance at year-end exceeded the FDIC limit of $100,000 by $162,288. Management considers that in view of the financial standing and nature of the operations of JPMorgan Chase Bank, NA the risk of loss is small.

NOTE 6	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007 we maintained consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provided services to our company. During the year we paid or accrued consulting fees in lieu of salaries to our president, company officers and directors of $433,890 in total (for the seven months ended December 31, 2006: $129,159). As cash was unavailable to pay consulting fees to directors and officers during the last four months of 2007, the Company issued stock in January 2008 under the Stock Compensation Plan with a total value of $100,739 in payment of the consulting fees for this period. Fees charged for consulting services were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

The Board decided in February 2007 to compensate directors for previous board, meeting and committee fees for fiscal 2006 totaling $230,000. These payments were made under the Company’s Stock Compensation Plan. In January 2008, the Company paid fees in stock to its directors for board, meeting and committee fees for the 2007 year totaling $399,000. These payments were accrued as directors’ fees for 2007 and were made under the Company’s Stock Compensation Plan.

As of December 31, 2007 the Company owed a total of $561,103 to the related parties for consulting fees and expenses and for directors’ fees (December 31, 2006: $15,319).

In November 2007, the Company entered into a lease and option agreement with a director and officer for a property in Elfrida, Arizona. Bolsa is using the house for a field office and for temporary field accommodation and pays a market rent ($1,175/month) for the property. The Company also has an option to acquire the property for the amount of the mortgage debt outstanding on the property ($140,079 at December 31, 2007).

NOTE 7	FINANCIAL INSTRUMENTS

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

NOTE 8	SEGMENT INFORMATION

The Company operated in two reportable segments, these being the exploration for copper and zinc on its Hill Copper Project in Arizona and the exploration for gold on its Gavilanes Property in Mexico. Prior to June 2006, the Company was an exploration company with a property in Alaska. Following is the segment information for the periods ending December 31, 2007.

	Arizona	Mexico	Corporate	Total
As of and for the twelve months ended December 31, 2007:
Revenue	$—	$—	$—	$—
Depreciation expense	1,500	2,592	8,929	13,021
Mineral property expenditures	1,112,773	107,102	60,000	1,279,875
Operating loss	1,276,455	137,054	1,958,305	3,371,814
Other income	135	—	58,948	59,083
Interest expense	60,599	—	6,657	67,256
Net loss	1,336,919	137,054	1,906,014	3,379,987
Additions to fixed assets	15,000	402	4,700	20,102
Total assets	1,417,225	18,204	297,355	1,732,784
As of and for the seven months ended December 31, 2006:
Revenue	—	—	—	—
Depreciation expense	—	421	2,207	2,628
Mineral property expenditures	437,658	22,177	—	459,835
Operating loss	527,300	60,656	376,386	964,342
Other income	10	—	8,144	8,154
Interest expense	—	—	1,033	1,033
Net loss	527,290	60,656	369,275	957,221
Additions to fixed assets	—	13,485	44,632	58,117
Total assets	1,391,261	42,829	441,789	1,875,879

As of and since inception through December 31, 2007:
Revenue	—	—	—	—
Depreciation expense	1,500	3,013	11,136	15,649
Mineral property expenditures	1,550,431	129,279	110,124	1,789,834
Operating loss	1,803,755	197,710	2,447,061	4,448,526
Other income	145	—	67,407	67,552
Interest expense	60,799	—	7,490	68,289
Net loss	1,864,409	197,710	2,387,144	4,449,263
Additions to fixed assets	15,000	13,887	49,332	78,219
Total assets	1,417,225	18,204	297,355	1,732,784

NOTE 9 BUSINESS	ACQUISITIONS

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

We note that while the Company was cognizant of the value to be gained from the unpatented mining claims being acquired in the acquisition of ARI, no arbitrary monetary value was established as part of the purchase price because the Company has no methodology or accounting policy for establishing or retaining such a value in its financial statements.

We calculated unaudited proforma results of operations for the seven months ended December 31, 2006, presented as if the acquisition of ARI had taken place on June 1, 2006. The results would have shown a net loss for the seven months ended December 31, 2006 of $969,863 or $(0.03) per share.

NOTE 10 PROPERTY	ACQUISITIONS

Date	Property Name	Asset Cost	Liabilities
September 15, 2006	Hope Mining claims	$1,203,614	$950,000
March 27, 2007	Newmont Mining – claims (option payments – option exercised in March 2008)	75,000	—
August 6, 2007	Rae Family – claims, surface and mineral rights (option payments – expected to close in April 2008)	50,000	—
September 24, 2007	Graham – 524 Courtland Townsite lots (overlap other surface rights) (option payment)	25,000	—

TOTAL		$1,353,614	$950,000

On May 15, 2006 our subsidiary, ARI, entered into a purchase and sale agreement with Hope Mining and Milling Company (“Hope MMC”), an Arizona corporation, concerning the acquisition by ARI of 30 patented mining claims known as the Courtland Claims and located in the Turquoise Mining District, Cochise County, Arizona. The purchase price for the subject property was $1,200,000 with a $250,000 down payment. The remaining balance of $950,000 is being carried on an interest-only four year term 6% straight line annual interest-only promissory note, secured by a deed of trust, with a balloon payment at the end of year four. On September 15, 2006, ARI, Bolsa and Hope MMC entered into an agreement amending the terms of the purchase agreement and, pursuant to the amending agreement, Bolsa accepted the assignment and completed the acquisition of the 30 patented mining claims from Hope MMC by making the down payment of $250,000.

In April 2007, we executed and made the initial payment under a purchase agreement with a subsidiary of Newmont Mining Corporation, whereby the Company is acquiring two patented mining claims covering 24 acres adjacent to our MAN claims in Cochise County, Arizona. The purchase price is $100,000, payable in four equal installments of $25,000 upon each of signing and six, nine and 12 months after the signing of the purchase agreement, whereupon the option will be exercised and the properties purchased. Newmont will also receive a 1% Net Smelter Returns Royalty on the patented claims and on any properties Aurelio currently owns or acquires within a designated Area of Interest. As the purchase price is for patented claims, the cost of the option payments is capitalized as incurred.

In April 2007, we also completed a mineral lease and option agreement with three individual owners of 65 “Gold Coin” mineral claims and three Arizona State Mineral Exploration Permits on the Hill Copper-Zinc Project in Cochise County, Arizona. The “Gold Coin” claims and the three Exploration Permits cover 1272 acres. These new properties are all located to the south and southeast of the MAN claims. The option agreement includes an initial payment of $20,000 with additional staged payments for a total cost of $1.5 million. In addition, there is a royalty of 1% of production of base metals and 2.5% of precious metals. As these payments are for unpatented claims and permits, the option payments will be expensed as incurred.

Effective August 6, 2007, through Bolsa, we executed and made a $10,000 down payment into escrow under an agreement to purchase 13 patented mining claims covering approximately 213 acres located on the northern edge of the MAN area, that is part of the Company’s Hill Copper-Zinc Project in Cochise County, Arizona. As part of the transaction, we also acquired approximately 744 acres of surface rights and an area to the west of the deposit and 292 acres of surface with mineral rights, known as the Rae Property. The purchase price is $1.3 million payable in five equal amounts over two years. We made a second earnest money payment of $40,000 into escrow on September 14, 2007, following the completion of inspection and further due diligence. Upon the closing of the acquisition following the completion and acceptance of a survey on the property, expected to be completed early in April 2008, Bolsa will pay the balance of the initial payment of $210,000. The balance of $1,040,000 will be paid in four equal installments together with simple interest at 7% per annum on the outstanding balance evidenced by a promissory note secured by a purchase money first deed of trust on the property. There is no royalty payable on production from any of the 13 patented mining claims.

On September 24, 2007 Bolsa entered into a purchase option agreement with Mrs. Kay B. Graham for the purchase of approximately 90% of the Courtland Townsite lots. These lots are real property interests held by fee simple in the Courtland Townsite area. Bolsa paid $25,000 as an option payment for the option which extends until January 31, 2010. The full purchase price of $125,000 is payable within 30 days of Bolsa giving notice and the option payment will be deducted from the purchase price. As the purchase price is for townsites, the cost of the option payment has been capitalized.

During 2007, the Company staked 17 new unpatented claims around the initial 13 MAN claims, including the area between the recently purchased Courtland claims and the MAN claims The Company also staked an additional five unpatented BLM lode mining claims to the north and northeast of the MAN deposit. These claims are adjacent to, as well as to the east of the patented Hope claims purchased in September of 2006 covering the Courtland area. The Company also applied for three Arizona State Mineral Exploration Permits covering an estimated 1,320 acres. The Exploration Permits are located to the south and southeast of the MAN deposit. As these payments are for unpatented claims and permits, the payments will be expensed as incurred.

NOTE 11	LONG-TERM DEBT

As of December 31,	2007	2006
Current debt:
Bank debt – portion payable within one year (1)	$9,819	$8,693

	$9,819	$8,693

Long-term debt:
Bank debt – portion payable after one year (1)	$8,090	$17,908
Note payable – Courtland Claims (2)	950,000	950,000

	$958,090	$967,908

(1)	The bank debt was to finance the purchase of office equipment and is a 36-month note payable under a business installment loan from JPMorgan Chase Bank, NA, with the final payment due on or before September 20, 2009. The interest rate is 12.25% simple interest and the loan is cash collateralized.

(2)	When we purchased the 30 patented Courtland Claims (which form part of the Hill Copper-Zinc Project) from Hope Mining and Milling Company we paid a deposit of $250,000, and the remaining balance of $950,000 is being carried on an interest-only, four-year term 6% straight line annual interest-only promissory note due on or before September 15, 2010, secured by a deed of trust, with a balloon payment at the end of year four.

NOTE 12    CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations as of December 31, 2007	Total	Less then 1 year	1 to 3 Years	3 to 5 years	More than 5 years
Long-term debt (1)	$17,909	$9,819	$8,090	$—	$—
Note payable – Courtland Claims (2)
Interest	156,750	57,000	99,750	—	—
Principal	950,000	—	950,000	—	—
Unpatented Claims – annual renewal fees (3)	74,375	14,875	29,750	29,750	—
Gavilanes option payments (4)	455,000	40,000	110,000	305,000	—
Newmont Claims payments (5)	25,000	25,000	—	—	—
Gold Coin payments (6)	1,480,000	55,000	225,000	300,000	900,000
Rae Family payments(7)	1,250,000	470,000	780,000	—	—
Graham payments (8)	100,000	—	100,000	—	—
Lease of Littleton, CO office (9)	12,348	12,348	—	—	—
Lease of Sun Sites, AZ office (10)	500	500	—	—	—
Lease of Elfrida, AZ field office (11)	211,500	14,100	28,200	28,200	141,000
Lease of Arizona storage space (12)	2,052	2.052	—	—	—
Lease of Culiacan, MX office (13)	1,400	1,400	—	—	—

(1)	The long-term debt was to finance the purchase of office equipment and is a 36-month note payable under a business installment loan from JPMorgan Chase Bank, NA. The interest rate is 12.25% simple interest and the loan is cash collateralized.

(2)	The purchase of the 30 patented Courtland Claims (which form part of the Hill Copper-Zinc Project) from Hope Mining and Milling Company was closed on September 15, 2006 with the payment of the deposit of $250,000. In addition to the acquisition price, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.

(3)	For each of our 119 unpatented mining claims on the Hill Copper-Zinc Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.

(4)	In addition to the total of the option payments for the purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

(5)	A purchase agreement was entered into March 27, 2007 with Newmont Realty Company to purchase 2 patented claims, the Banner (100%) and the Australia (50%). The terms of the agreement include the payment of $25,000 upon execution of the agreement, and $25,000 six, nine and twelve months after the effective date. In 2007, a total of $75,000 was paid to Newmont. The twelve month payment remains due on March 27, 2008. A net smelter return royalty on mineral production of the Property equal to one percent (1%) of Net Smelter Returns from the disposition of all mineral produced.

(6)	A lease with option to purchase agreement for 65 unpatented claims and three Arizona Mineral Exploration Permits was entered into on April 15, 2007 for $1,500,000. The terms of the agreement were a $20,000 payment upon execution of the agreement, plus $55,000 on April 15, 2008, a $75,000 payment on April 15, 2009, and $150,000 annually thereafter, until payment is complete, which is to be on or before April 15, 2018.

(7)

The purchase price for the 13 patented claims and surface rights on the Rae property is $1,300,000 payable as follows: $10,000 primary earnest money payment and $40,000 for a secondary earnest money payment, with both payments made in 2007. Upon acceptance of a satisfactory survey on the property, Bolsa is to pay $210,000 plus a $1,040,000 promissory note that provides for four semi-annual payments of principal, each $260,000, together with semi-annual payments of interest on the unpaid balance of the promissory note, the first semi-annual payment due six months following date of closing and subsequent payments each six months.

(8)	A purchase options agreement for 531 Courtland and Center Courtland Townsite Lots was effective September 24, 2007 and the $25,000 earnest and option payment was paid in 2007, with a further $100,000 due on exercise of the option during the year following January 31, 2010.

(9)	Lease of the Littleton, Colorado office for $2,058 per month, including utilities, with a commitment through June 2008.

(10)	Lease of an office in Sun Sites, Arizona for $500 per month with a commitment through January 2008.

(11)	Lease of a field office with housing in Elfrida, Arizona for $1175 per month, not including utilities, with a commitment for fifteen years to 2022, although Bolsa can acquire the property at any time for the amount of the debt on the property ($140,079 at December 31, 2007).

(12)	Lease of storage space near our Arizona properties for $171 per month through 2008.

(13)	Lease of office space in Culiacan, Sinaloa, Mexico for approximately $140 per month with a commitment through October 2008.

Property related Commitments

As described and set out in the table above, we have commitments for the interest on the Note Payable for the purchase of the Courtland Claims, annual renewal fees on our unpatented claims, option payments to retain the Gavilanes option, payments on the purchase of the Newmont, Gold Coin, Rae family and Graham properties, as well as lease commitments. Meeting these obligations is fundamental to our being able to retain and explore our mineral properties.

In addition, should we produce precious or base metals on our properties, we would have to pay net smelter return royalties, also as described above.

Office and Other Rental Commitments

We rent office space in Littleton, Colorado for $2,058 per month, including utilities, with a commitment through June 2008. We rented office space in Arizona, near our Hill Copper-Zinc Project, for $500 per month with a commitment through January 2008. We also rented various storage space near the Arizona property and we currently have an ongoing monthly commitment of $171 for storage space through 2008. We rented housing from June through November 2007 for a total of $7,950, not including utilities. We currently rent housing and office space in Elfrida, Arizona for $1,175 per month, not including utilities, with a commitment through 2022. We rent office space in Culiacan, Sinaloa, Mexico for P1,700 (approximately $140) per month, with a commitment through October 2008.

Our total rent expense for the year ended December 31, 2007 was $46,796.

NOTE 13 PROPERTY	AND EQUIPMENT

As at December 31, 2007		Cost	Accumulated Depreciation	Net Book Value
Littleton	– office furniture	$11,416	$1,918	$9,498
	– office equipment	37,916	9,218	28,698
Mexico	– truck	10,744	2,396	8,348
	– furniture and equipment	3,143	617	2,526
Elfrida	– truck	15,000	1,500	13,500

Total		$78,219	$15,649	$62,570

As at December 31, 2006		Cost	Accumulated Depreciation	Net Book Value
Littleton	– office furniture	$10,099	$348	$9,751
	– office equipment	35,188	1,859	33,329
Mexico	– truck	10,267	342	9,925
	– furniture and equipment	2,563	79	2,484

Total		$58,117	$2,628	$55,489

NOTE 14	STOCKHOLDERS’ EQUITY

a.	Authorized

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

The Board decided in February 2007 to compensate directors for previous board, meeting and committee fees for the fiscal 2006 and for the period through February 1, 2007 and issued 237,110 shares of our stock at a market value of $0.97 per share for a non-cash cost totaling $230,000. These payments were made under the Company’s Stock Compensation Plan. On March 2, 2007 we issued a further 16,990 shares to consultants at $1.03 per share for a total non-cash cost of $17,500.

In January 2008, the Company paid fees in stock to its directors for board, meeting and committee fees for the 2007 year totaling $399,000. These payments were accrued as directors’ fees for 2007 and were made under the Company’s Stock Compensation Plan.

On June 7, 2007 we completed a private placement of 1,476,555 units at $0.90 per unit for total gross proceeds of $1,328,900. Each unit was comprised of one share of common stock and one half of a warrant. We issued 738,280 warrants and each warrant entitles the holder to acquire a further share of common stock at a price of $1.60 per share at any time on or before June 5, 2009.

On September 12, 2007, we issued 30,000 common shares at a deemed price of $1.05/share in consideration for strategic planning and consulting services to one accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On October 11, 2007 we issued 150,000 common shares at a deemed price of $0.63/share in consideration for investor relations and marketing service to one accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On October 29, 2007 and December 26, 2007, we issued a total of 150,000 common shares to an officer/director and an officer at an exercise price of $0.79/share upon the exercise of stock options issued under the Option Plan.

On December 13, 2007, we issued 150,000 common shares at a deemed price of $0.60/share in consideration for investor relations services to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

As at December 31, 2007 the Company had 34,647,155 common shares outstanding.

NOTE 15    STOCK OPTIONS

The board of directors adopted the 2006 Stock Option Plan (the “Plan”) on September 15, 2006 and reserved two million eight hundred thousand (2,800,000) common shares to be made available for grant under the Plan. On December 6, 2007, the board of directors amended the Plan by increasing the total shares reserved under the Plan to three million two hundred thousand (3,200,000) common shares available for grant. The purpose of the Plan is to afford the persons who provide services to our company or any of its subsidiaries or affiliates, whether directors, officers, consultants or employees of our company or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in our company by permitting them to purchase common shares of our stock and to aid in attracting, as well as retaining and encouraging the continued involvement of such persons with us. Under the terms of the Plan, the board of directors has full authority to administer the Plan in accordance with the terms of the Plan and at any time amend or revise the terms of the Plan provided, however, that no amendment or revision shall alter the terms of options already granted. The shareholders ratified and approved the adoption of the 2006 Stock Option Plan at the Annual General Meeting of Stockholders held on May 18, 2007.

Under the Plan, the exercise price of the shares covered by each option shall be determined by the directors and shall be not less than the closing price of our common shares on the stock exchange, quotation system or stock exchanges on which the shares are listed on the date of the grant or the day the fair market value is to be determined or the immediately preceding the day on which the stock is reported. If granted to an employee or director the per share exercise price shall be not less than the fair market value of the share on the date of the grant, unless the grant is to an employee who holds more than 10% of the voting power of our stock, in which case the per share exercise price shall be not less than 110% of the fair market value on the date of the grant. Options granted under the Plan vest immediately for non-employee directors and the vesting schedule for all others granted options under the Plan will be established by the Board or a committee appointed by the Board to administer the Plan on behalf of the Board. Our company has not established a separate committee to this date. Options granted under the Plan will not be transferable and, if they are not exercised, will expire thirty (30) days following the date the optionee ceases to be director, officer, employee or consultant of our company unless by death, in which case the option may be exercised within 12 months following the date of death.

At December 31, 2007, 875,000 options were available for grant under the Plan.

A summary of the status of the Plan as of December 31, 2007 and 2006, showing the grants made and options exercised during the year ended December 31, 2007 and the seven months ended December 31, 2006, is as follows:

	For the fiscal period ended December 31,
	2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding beginning of period	500,000	$0.81	—	—
Grant of options (825,000 exercisable)	1,825,000	$1.07	500,000	$0.81
Exercised during period	(150,000)	$0.79	—	—
Outstanding December 31	2,175,000	$1.01	500,000	$0.81

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes model with the following assumptions: volatility 81%; risk-free interest rate of 4.97% to 5%; dividend yield of Nil; an expected life of between one and two and a half years. With respect to vesting, 325,000 options were granted during the first two quarters of 2007 with immediate vesting, and options to acquire 1,500,000 shares were vested as to one third on the date of grant and one third on each of the first and second anniversary of the grants. The weighted-average grant date fair market value of the 275,000 stock options granted during the first quarter was $0.43/share and for the 550,000 exercisable stock options granted during the second quarter was $0.52/share. All the non-exercisable stock options granted in the second quarter and outstanding at year-end (for 1,000,000 shares, which had a weighted-average grant date fair market value of $0.45/share), for which compensation expense had not been booked, were cancelled subsequent to year-end.

NOTE 16	STOCK COMPENSATION PLAN

The board of directors adopted the 2006 Incentive Compensation Plan (the “Compensation Plan”) on October 12, 2006 and reserved 2,200,000 common shares to be made available for grant under the Compensation Plan. On December 6, 2007, the board of directors amended the Compensation Plan by increasing the total shares reserved under the Compensation Plan to three million two hundred thousand (3,200,000) common shares available for grant. The purpose of the Compensation Plan is to afford the persons who provide services to the Company or any of its subsidiaries or affiliates, whether directors, officers, consultants or employees of our Company or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in the Company by permitting them to be paid in common shares of our stock and to conserve our cash by being able to pay and consultants or others who provide services to us in shares in lieu of cash. Under the terms of the Compensation Plan, the board of directors has full authority to administer the Compensation Plan in accordance with the terms of the Compensation Plan and at any time to establish additional terms, conditions, rules or procedures for the Compensation Plan provided, however, that no such terms shall be inconsistent with the provisions of the Compensation Plan. The Company has no plans to repurchase stock.

The Board decided in February 2007 to compensate directors for previous board, meeting and committee fees for the fiscal 2006 and for the period through February 1, 2007 and issued 237,110 shares of our stock at a market value of $0.97 per share for a non-cash cost totaling $230,000. These payments were made under the Company’s Stock Compensation Plan. On March 2, 2007 we issued a further 16,990 shares to consultants at $1.03 per share for a total non-cash cost of $17,500.

At December 31, 2007, 2,945,900 shares were available for grant under the Compensation Plan.

NOTE 17	INCOME TAXES

The Company has net operating loss carry-forwards of approximately $4.25 million (December 31, 2006 $1,069,276) available for deduction against future years’ taxable income. The valuation allowance increased to approximately $1.45 million (December 31, 2006 $378,590) during the year ended December 31, 2007, since the realization of the net operating loss carry-forwards is doubtful. It is reasonably possible that our estimate of the valuation allowance will change. The operating loss carry-forwards will expire between 2019 and 2022.

NOTE 18	SUBSEQUENT EVENTS

On January 25, 2008, David Stafford Johnson, Esq. was appointed Executive Chairman of the Company, replacing Dr. Frederik W. Warnaars. Dr. Warnaars, one of the Company’s founders, has stepped down as Chairman, but remains a Director.

On January 25, 2008, the Board cancelled unexercisable and unvested stock options held by directors (which would have vested over the next 18 months) to acquire 1,000,000 shares at an average price of $1.08/share.

On February 15, 2008, the Company entered into and closed a $1,000,000 equity financing agreement with European institutional investors. In this financing the Company issued 3,333,334 units, with each Unit equal to one common share and one-half warrant; each warrant entitles the holder to purchase 1,666,667 additional common shares at $0.50 per share at any time up to February 15, 2013.

The Company also closed a $1.5 million convertible debenture financing with three U.S.-based institutional investors on February 26, 2008. At the option of the Company, the debentures can be redeemed for cash or exchanged for common shares at a floor price of $0.30 per share. The investors will also receive 3,750,000 Series A Warrants, priced at $0.35 per share that can be exercised in six months after closing and have a term of five years to February 26, 2013, and the 4,999,997 Series B warrants are immediately exercisable at $0.35 per share and have a term of eighteen months to August 26, 2009.

On March 26, 2008, the Company announced that Bolsa had entered into an agreement to acquire 20 patented mining claims (the “Viewsites claims”) in the Turquoise Mining District of Cochise County, Arizona. The Viewsites claims are located to the west and southwest of the MAN Area that is part of the Hill Copper-Zinc Project. These claims encompass an estimated 363 acres (survey pending) and incorporate projected extensions of the MAN Area mineralization. Bolsa will acquire the Viewsites claims with staged payments totaling $950,000 over thirty months. Closing is scheduled to occur by August 1, 2008 following completion of a detailed survey of the 20 patented mining claims.

*** *** ***

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of our accountants would have caused them to make reference thereto in their reports on our audited financial statements.

We engaged Mason Russell West, LLC, Certified Public Accountants, of Littleton, Colorado, as our principal independent auditors effective August 9, 2006. In November 2007, Mason Russell West LLC merged their firm into Haynie & Company, Certified Public Accountants and going forward our principal independent auditors will be Haynie & Company, although we have not had a change of auditors. Our principal independent auditors prior to Mason Russell West LLC were Dohan and Company, Certified Public Accountants. Concurrent with the appointment of Mason Russell West, LLC Certified Public Accountants, Dohan and Company, Certified Public Accountants resigned as our principal independent auditors effective August 9, 2006. The decision to change principal independent auditors was approved by our board of directors.

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

ITEM 8A(T)	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, our president and chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting:

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide no reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that as of December 31, 2007 our internal control over financial reporting is effective.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management’s report in this annual report.

ITEM 8B	OTHER INFORMATION

None.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As of March 21, 2008, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Stephen B. Doppler	President and Chief Executive Officer and a Director	51	August 17, 2006
David C. Jonson	Vice-President, Business Development	78	August 17, 2006
Earl H. Detra	Vice President, Exploration	56	October 16, 2007
David S. Johnson	Chairman of the Board and a Director	56	September 28, 2006
Stephen R. Stine	Chief Operating Officer and a Director	60	September 28, 2006
Allan J. Marter	Chief Financial Officer and a Director	60	November 28, 2006
Dr. Frederik Warnaars	Company Secretary and a Director	72	August 17, 2006

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

Stephen B. Doppler, President and Chief Executive Officer and a Director

Mr. Doppler has been President and Chief Executive Officer of the Company since October 16, 2007 and was previously Chairman (until October 16, 2007) and Secretary (from August 17, 2006 until October 16, 2007) and a director of our Company. Mr. Doppler has worked in the mining industry for nearly 20 years. Since 1999, Mr. Doppler has acted as the managing director of Doppler & Associates of Colorado, a consulting firm specializing in reverse takeovers and other corporate transactions involving OTC-BB companies. From 1996 to 1999, Mr. Doppler acted as President, CEO and Chairman of Adamas Resources Corp., a junior resource company listed on the TSX Venture Exchange. Prior to 1996, Mr. Doppler provided advisory and consulting services in the area of mergers and acquisitions, planning and valuations to international mining companies with copper, gold and silver projects. Mr. Doppler earned a Master of Sciences in Mineral Economics from the Colorado School of Mines, and a Bachelor of Arts (Geology) and a Bachelor of Arts (Economics) from Bates College in Maine.

David C. Jonson, Vice-President, Business Development

Mr. Jonson has been Vice President, Business Development of the Company since October 16, 2007 and prior to that was Vice-President of Exploration and was a director of our Company from August 17, 2006 to November 7, 2006. Mr. Jonson has over forty-four years of experience as a mining geologist, half of which were spent in management and the other half as a geological consultant. Since 1977, Mr. Jonson has provided consulting services to various clients during which he has made field or office evaluations of over 600 prospects, mines and mining districts and has discovered or identified numerous large, attractive precious and base metal prospects, prepared several bankable feasibility studies, and designing computerized mining models. Prior to 1977 Mr. Jonson was employed in various geological positions with Freeport Exploration Co., Midwest Oil Corp., Climax Molybdenum Co. and Newmont Mining Corp. After spending two years with the U.S. Army Corps of Engineers, Mr. Jonson earned a Master of Sciences in Geology from the Colorado School of Mines in 1955. Mr. Jonson is a Fellow with the Society of Economic Geologists.

David S. Johnson, Chairman of the Board

Mr. Johnson serves as our Chairman (since January 25, 2008) and as a director and was previously General Counsel to the Company and a director since September 28, 2006. He was also Corporate Secretary of the Company between October 16, 2007 and January 25, 2008, when he resigned as Corporate Secretary and General Counsel to take on the role of Chairman. Since 2003, Mr. Johnson has founded and acted as president of Tordal Ventures, LLC; a multifaceted financial, investment and advisory company, currently representing, among many other companies, NYCON Resources, Inc. in developing domestic and international precious metal projects. In the 1980s and through the 1990s, Mr. Johnson was corporate counsel to Duval Mining Corporation (a subsidiary of Pennzoil) and later was General Counsel and a member of Amselco Mineral’s Executive Committee (a subsidiary of British Petroleum), a Principal and VP of Law for Castle Group, and a VP and Director of Energy Acquisition Corporation. Mr. Johnson earned an AB from Dartmouth College, an MBA with honors from Arizona State University, and a Juris Doctor of Law from the University of Arizona, with post graduate certificates from Denver University, the Colorado School of Mines and Harvard University. Since 2005, he has been an Adjunct Professor at the Metropolitan State College in Denver, CO, teaching courses in business essentials and the legal environment of business.

Stephen R. Stine, Chief Operating Officer and a Director

A director since September 28, 2006, Mr. Stine was appointed Chief Operating Officer on May 1, 2007. Mr. Stine has 35 years of experience in the management of metallurgical, exploration, and development efforts with over 15 exploration and mining projects. Since founding Stine Consulting, Inc. in 2000, he has worked in varying management consulting capacities for Tournigan Gold Corporation, Gold Fields Limited, Newmont Mining Corporation, Alamos Gold Inc., and North American Palladium Ltd. Between 1994 and 2000, Mr. Stine was President of Laguna Gold Company, and First Dynasty Mines Ltd. Prior to 1994, he worked for FMC Gold Company, Cyprus Minerals Company, U.S. Borax and Chemical Corporation, Southern Peru Copper Corporation, Ortloff Minerals Service Corporation, and Amax. Mr. Stine earned his Bachelor of Science degree in Metallurgical Engineering from the Colorado School of Mines and is a Colorado and Minnesota Professional Engineer.

Allan J. Marter, Chief Financial Officer and a Director

Mr. Marter was appointed Interim Chief Financial Officer and a director on November 28, 2006. A Past-President of the Northwest Mining Association, Mr. Marter has 30 years of senior management and financial experience in the mining industry. For the seven years from November 1999 through October 2006 he served as Chief Financial Officer for Golden Star Resources Ltd. (AMEX: GSS,

TSX: GSC), (a mid-tier gold producer. During the 1990s he was a director of Endeavour Financial Inc. and the principal of Waiata Resources (now Waiata Inc.), Mr. Marter’s own firm which provides financial and advisory services to the mining industry. In the 1970s and 1980s he worked in financial management and executive positions for Crown Resources Corporation, Quartz Mountain Gold, Cornucopia Resources and Hudson Bay Mining and Smelting. In addition to working as an investment banker within the mining industry, Mr. Marter has also served as a director and financial advisor for a number of junior Canadian and US junior exploration and mining companies.

Dr. Frederik Warnaars, Company Secretary and a Director

Dr. Warnaars is now Corporate Secretary (since January 25, 2008) and was previously the Chairman (October 16, 2007 until January 25, 2008) and President and Chief Executive Officer (from August 17, 2006 until October 16, 2007) and a director of our Company. Dr. Warnaars has accumulated over thirty-two years of experience in geology and the management of exploration and development teams. Since 1993, when Dr. Warnaars founded International American Resources, Inc. and Minera Holmex S.A. de C.V., Dr. Warnaars was able to acquire exploration properties, and to provide consulting services to various companies including MIM (Australia), Apex Silver Mines Ltd. and Queenstake. Prior to 1993, Dr. Warnaars acted in senior geological and consulting positions in many countries including Ecuador, Papua New Guinea and Chile with Cyrus Mineral Company, Cyprus Minera de Honduras, Behre Dolbear Riverside & Company, Exxon Minerals Company, Esso and Kennecott Copper Corporation. From 1965 to 1969, Dr. Warnaars was an assistant professor of geochemistry and geophysics at the University of Utrecht, Netherlands. Dr. Warnaars earned a Doctorate in Petrology from the University of Leyden, Netherlands, in 1967.

Earl H. Detra, Vice President, Exploration

Mr. Detra was appointed Vice President, Exploration of Bolsa on October 1, 2006. As of October 16, 2007, Mr. Detra was appointed Vice President, Exploration of the Company. Mr. Detra has been active in exploration and mining for over 30 years working for a number of companies including Cominco American, Inc., Noranda Exploration, Noranda Mining, Texasgulf Minerals and Metals, and Amax Gold. He was District Geologist for Texasgulf at Cripple Creek, Colorado and Geology Superintendent at the Hayden Hill Mine in California for Amax Gold. He has worked in open-pit and underground operations and in exploration throughout North America and the Pacific Rim. He received a B. S. in Geology from The Pennsylvania State University and a M.S. in Geology from the University of Montana.

Committees of the Board of Directors

Effective December 22, 2006, the board of directors appointed Messrs. David S. Johnson and Stephen R. Stine to the Audit Committee. On the same date, the board of directors appointed Messrs. Stephen B. Doppler, David S. Johnson and Allan J. Marter to the Compensation Committee. Our board of directors presently does not have a nominating committee, executive committee or a separate stock plan committee.

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

Summary Compensation Tables

The table below summarizes all compensation awarded to, earned by, or paid to our principal executive officer and each of our most highly compensated executive officers who were serving as executive officers at the end of the period ended December 31, 2007, and to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial period (being December 31, 2007).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year		Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Paul Fong (1)	2007		Nil		Nil	Nil		Nil	Nil	Nil	Nil	Nil
Previously President, CEO, Treasurer and Director	2006	(2)	Nil		Nil	Nil		Nil	Nil	Nil	Nil	Nil
	2006	(3)	Nil		Nil	Nil		Nil	Nil	Nil	Nil	Nil

Patrick McGrath (1)	2007		Nil		Nil	Nil		Nil	Nil	Nil	Nil	Nil
Previously CFO, Secretary and Director	2006	(2)	Nil		Nil	Nil		Nil	Nil	Nil	Nil	Nil
	2006	(3)	Nil		Nil	Nil		Nil	Nil	Nil	Nil	Nil

Frederik Warnaars (1) (4)	2007		$75,000	(9)	Nil	$117,000	(10)	$51,000	Nil	Nil	Nil	$243,000
President, CEO or Chairman during 2006 and 2007	2006	(2)	$49,500		Nil	Nil		$33,300	Nil	Nil	Nil	$82,800
and now Corporate Secretary	2006	(3)	Nil		Nil	Nil		Nil	Nil	Nil	Nil	Nil

Stephen B. Doppler (1) (4)	2007		$24,332	(9)	Nil	$146,839	(10)	$54,000	Nil	Nil	Nil	$225,171
President, CEO and a Director	2006	(2)	$19,283		Nil	Nil		$33,300	Nil	Nil	Nil	$52,583
	2006	(3)	Nil		Nil	Nil		Nil	Nil	Nil	Nil	Nil

David C. Jonson (1) (4) (5)	2007		$44,000	(9)	Nil	$61,900	(10)	Nil	Nil	Nil	Nil	$105,900
Vice President, Business Development	2006	(2)	$47,375		Nil	Nil		$33,300	Nil	Nil	Nil	$80,675
	2006	(3)	Nil		Nil	Nil		Nil	Nil	Nil	Nil	Nil

David S. Johnson (6) (4)	2007		$26,000	(9)	Nil	$152,000	(10)	$54,000	Nil	Nil	Nil	$232,000
Chairman, previously Corporate Counsel, Corporate	2006	(2)	$10,000		Nil	Nil		$34,050	Nil	Nil	Nil	$44,050
Secretary and a Director	2006	(3)	Nil		Nil	Nil		Nil	Nil	Nil	Nil	Nil

Stephen R. Stine (7)	2007		$16,000	(9)	Nil	$122,000	(10)	$54,000	Nil	Nil	Nil	$192,000
Chief Operating Officer and a Director	2006	(2)	Nil		Nil	Nil		$34,050	Nil	Nil	Nil	$34,050
	2006	(3)	Nil		Nil	Nil		Nil	Nil	Nil	Nil	Nil

Allan J. Marter (8)	2007		$28,000	(9)	Nil	$120,000	(10)	$84,000	Nil	Nil	Nil	$232,000
Chief Financial Officer and a Director	2006	(2)	$3,000		Nil	Nil		Nil	Nil	Nil	Nil	$3,000
	2006	(3)	Nil		Nil	Nil		Nil	Nil	Nil	Nil	Nil

Earl H. Detra (4)	2007		$43,368	(9)	Nil	$10,000	(10)	$33,000	Nil	Nil	Nil	$86,368
Vice President, Exploration

(1)	On August 17, 2006, Dr. Frederik Warnaars was appointed President, CEO, CFO, Treasurer and a director, Mr. Stephen B. Doppler was appointed as our Corporate Secretary and a director, Mr. David C. Jonson was appointed Vice President Exploration and a director, and both Mr. Paul Fong and Mr. Patrick McGrath resigned as officers and directors of our company.

(2)	The previous fiscal period was for the seven months ended December 31, 2006.

(3)	The fiscal period prior to that was for the year ended May 31, 2006.

(4)	On October 16, 2007, Mr. Stephen B. Doppler was appointed President and CEO, Dr. Frederick W. Warnaars, Chairman of the Board, Mr. David C. Jonson, Vice President, Business Development, Mr. Earl H. Detra, Vice President, Exploration and Mr. David S. Johnson, Corporate Secretary of the Company.

(5)	Mr. David C. Jonson served as a director of the company until November 7, 2006 when he resigned.

(6)	Mr. David S. Johnson was appointed a director and General Counsel of the company effective September 28, 2006 and Corporate Secretary on October 16, 2007. He resigned these two roles and became Chairman on January 25, 2008, upon the resignation of Dr. Warnaars as Chairman (and Dr. Warnaars became Corporate Secretary on this date).

(7)	Mr. Stephen R. Stine was appointed a director of the company effective September 28, 2006, and was appointed Chief Operating Officer effective May 1, 2007.

(8)	Mr. Allan J. Marter was appointed Chief Financial Officer and a director effective November 28, 2006.

(9)	Salary is amount paid in cash in 2007 to Directors and Officers for contract consulting services, not including stock awarded in lieu of cash.

(10)	Stock awards include amounts for salary paid in 2007 to Directors and Officers in lieu of cash, and fees paid for Board of Director fees, Compensation Committee fees, Audit Committee fees, and Board Meeting Attendance fees for the seven months ended December 31, 2006 and for the year ended December 31, 2007.

Consulting Contracts

Effective August 17, 2006, we entered into a consulting agreement with International American Resources, Inc., a corporation wholly-owned by Dr. Frederik Warnaars. Under the terms of this agreement, International American Resources, Inc. contracted to supply the services of Dr. Warnaars as President and CEO of our company for a period of two years, subject to annual renewal. For the provision of these consulting services, we will pay International American Resources, Inc. $5,000 monthly for the consulting services provided. We granted 100,000 options to Dr. Warnaars during the seven months ended December 31, 2006, and 300,000 options during the year ended December 31, 2007.

Effective August 17, 2006, we entered into a consulting agreement with Jonson Management Company, a corporation wholly-owned by David C. Jonson. Under the terms of this agreement, Jonson Management Company contracted to supply the services of Mr. Jonson as a consultant to our company for a period of two years, subject to annual renewal. Jonson Management Company will, through Mr. Jonson, provide assistance and guidance to our company and its subsidiary, Bolsa, in acquiring, developing and operating our mineral properties and projects, and to contact and negotiate with the owners of suitable mineral properties for potential acquisition by our company. For the provision of these consulting services, we presently pay Jonson Management Company $6,000 monthly for the consulting services provided. We also granted 100,000 options to Mr. Jonson during the seven months ended December 31, 2006.

Effective August 17, 2006, we entered into a consulting agreement with Salzburg Holdings LLC, a corporation wholly-owned by Stephen B. Doppler. Under the terms of this agreement, Salzburg Holdings LLC agreed to supply the services of Mr. Doppler, on a part-time basis, as a consultant to our company for a period of two years, subject to annual renewal. Salzburg Holdings LLC will, through Mr. Doppler, provide assistance and guidance to our company, and to our subsidiaries, in acquiring, developing and operating our mineral properties and projects, and contacting and negotiating with the owners of suitable mineral properties for potential acquisition by our company. For the provision of these consulting services, we will pay Salzburg Holdings LLC the amount of $43.75 per hour for consulting services provided. We granted 100,000 options to Mr. Doppler during the seven months ended December 31, 2006, and 300,000 options during the year ended December 31, 2007.

We entered into a consulting agreement with David S. Johnson on September 1, 2006 under which Mr. Johnson will be retained as General Counsel to the company. For the provision of his service on a part-time basis as General Counsel, focusing on the company’s ongoing land acquisition program in addition to transaction assistance and general legal advisory services, we will pay Mr. Johnson $2,500 per month for up to twenty five hours and at a rate of $125 per hour thereafter. We granted 100,000 options to Mr. Johnson during the seven months ended December 31, 2006, and 300,000 options during the year ended December 31, 2007.

Effective November 1, 2006, we entered into a consulting agreement with Waiata Inc., a corporation wholly-owned by Allan J. Marter. Under the terms of this agreement, Waiata Inc. agreed to supply the services of Mr. Marter, on a part-time basis, to act as Chief Financial Officer for our company. For the provision of these consulting services, we paid Waiata Inc. $4,000 per month during 2007. We made separate stock option grants to Mr. Marter of 100,000 options and 300,000 options during the year ended December 31, 2007.

Effective May 1, 2007, we entered into a consulting agreement with Stine Consulting, LLC, a corporation wholly-owned by Stephen R. Stine. Under the terms of this agreement, Stine Consulting, LLC agreed to supply the services of Mr. Stine, on a part-time basis, to act as Chief Operating Officer for our company, and as a consultant to our company for a period of one year, subject to annual renewal. Stine Consulting, LLC will, through Mr. Stine, provide assistance and guidance to our company, and to our subsidiaries, in acquiring, developing and operating our mineral properties and projects, and contacting and negotiating with the owners of suitable mineral properties for potential acquisition by our company. For the provision of these consulting services, we will pay Stine Consulting, LLC the amount of $4000 per month for consulting services provided. We granted 100,000 options to Mr. Stine during the seven months ended December 31, 2006, and 200,000 options during the year ended December 31, 2007.

We entered into a consulting agreement with Earl H. Detra on October 1, 2006 under which Mr. Detra will perform the duties of a Vice President, Exploration for Bolsa Resources, until December 31, 2007, subject to renewal. As of October 16, 2007, Mr. Detra was appointed Vice President, Exploration for all of the company’s projects. For the provision of his service on a part-time basis as Vice President, Exploration, we will pay Mr. Detra $350 per day in the office and $400 per day in the field. We granted 75,000 options to Mr. Detra during the year ended December 31, 2007.

Outstanding Equity Awards at December 31, 2007

During the year ended December 31, 2007 we granted stock options to executive officers and directors as set out in the table below.

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Fong Former President, CEO, Treasurer and Director	Nil	Nil	Nil	N/A	N/A	Nil	Nil	Nil	Nil
Patrick McGrath Former CFO, Secretary and Director	Nil	Nil	Nil	N/A	N/A	Nil	Nil	Nil	Nil
Frederik Warnaars Chairman of the Board	100,000	200,000	Nil	$1.17	June 12, 2010	Nil	Nil	Nil	Nil
Stephen Doppler President and CEO	100,000	200,000	Nil	$1.06	June 12, 2010	Nil	Nil	Nil	Nil
David C. Jonson Vice President Corporate Development	100,000	200,000	Nil	$1.06	June 12, 2010	Nil	Nil	Nil	Nil
David S. Johnson (6)	100,000	200,000	Nil	$1.06	June 12, 2010	Nil	Nil	Nil	Nil
Corporate Secretary, General Counsel and a Director
Stephen R. Stine (7)	100,000	200,000	Nil	$1.06	June 12, 2010	Nil	Nil	Nil	Nil
COO and Director
Allan J. Marter (8)	100,000	Nil	Nil	$0.75	January 2, 2012	Nil	Nil	Nil	Nil
Chief Financial Officer and a Director	100,000	200,000	Nil	$1.06	June 12, 2010	Nil	Nil	Nil	Nil
Earl H. Detra Vice President Exploration	75,000	Nil	Nil	$1.10	February 1, 2010	Nil	Nil	Nil	Nil

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

Stock Option Plan

The board of directors adopted the 2006 Stock Option Plan (the “Plan”) on September 15, 2006 and reserved two million eight hundred thousand (2,800,000) common shares to be made available for grant under the Plan. On December 6, 2007, the board of directors amended the Plan by increasing the total shares reserved under the Plan to three million two hundred thousand (3,200,000) common shares available for grant. The purpose of the Plan is to afford the persons who provide services to our company or any of its subsidiaries or affiliates, whether directors, officers, consultants or employees of our company or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in our company by permitting them to purchase common shares of our stock and to aid in attracting, as well as retaining and encouraging the continued involvement of such persons with us. Under the terms of the Plan, the board of directors has full authority to administer the Plan in accordance with the terms of the Plan and at any time amend or revise the terms of the Plan provided, however, that no amendment or revision shall alter the terms of options already granted. The shareholders ratified and approved the adoption of the 2006 Stock Option Plan at the Annual General Meeting of Stockholders held on May 18, 2007.

Under the Plan, the exercise price of the shares covered by each option shall be determined by the directors and shall be not less than the closing price of our common shares on the stock exchange, quotation system or stock exchanges on which the shares are listed on the date of the grant or the day the fair market value is to be determined or the immediately preceding the day on which the stock is reported. If granted to an employee or director the per share exercise price shall be not less than the fair market value of the share on the date of the grant, unless the grant is to an employee who holds more than 10% of the voting power of our stock, in which case the per share exercise price shall be not less than 110% of the fair market value on the date of the grant. Options granted under the Plan vest immediately for non-employee directors and the vesting schedule for all others granted options under the Plan will be established by the Board or a committee appointed by the Board to administer the Plan on behalf of the Board. Our company has not established a separate committee to this date. Options granted under the Plan will not be transferable and, if they are not exercised, will expire thirty (30) days following the date the optionee ceases to be director, officer, employee or consultant of our company unless by death, in which case the option may be exercised within 12 months following the date of death.

The assumptions used in valuing options granted during 2007 are included in Note 15 to the consolidated financial statements. At December 31, 2007, 875,000 options were available for grant under the Plan.

Stock Compensation Plan

The board of directors adopted the 2006 Incentive Compensation Plan (the “Compensation Plan”) on October 12, 2006 and reserved 2,200,000 common shares to be made available for grant under the Compensation Plan. On December 6, 2007, the board of directors amended the Compensation Plan by increasing the total shares reserved under the Compensation Plan to three million two hundred thousand (3,200,000) common shares available for grant. The purpose of the Compensation Plan is to afford the persons who provide services to the Company or any of its subsidiaries or affiliates, whether directors, officers, consultants or employees of our Company or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in the Company by permitting them to be paid in common shares of our stock and to conserve our cash by being able to pay and consultants or others who provide services to us in shares in lieu of cash. Under the terms of the Compensation Plan, the board of directors has full authority to administer the Compensation Plan in accordance with the terms of the Compensation Plan and at any time to establish additional terms, conditions, rules or procedures for the Compensation Plan provided, however, that no such terms shall be inconsistent with the provisions of the Compensation Plan. The Company has no plans to repurchase stock.

In 2007 we issued 237,110 shares of our stock under the Stock Compensation Plan to our directors and officers for directors’ fees and meeting fees for the seven months ended December 31, 2006 and for the period through February 1, 2007 at a market value of $0.97 per share for a total non-cash cost of $230,000. In March 2007 we issued 16,990 shares to consultants at $1.03 per share for a total non-cash cost of $17,500.

At December 31, 2007, 2,945,900 shares were available for grant under the Compensation Plan.

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of March 21, 2008, and by the officers and directors, individually and as a group. All shares are owned directly.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Dr. Frederik Warnaars (2)(3) 5554 S. Prince Street, Littleton CO 80120	4,071,944(	4)(13)(16)	9.6%
David C. Jonson (5) 5554 S. Prince Street, Littleton CO 80120	1,712,823(	6)(10)(17)	4.0%
Stephen B. Doppler (2)(7) 5554 S. Prince Street, Littleton CO 80120	1,890,028(	10)(14)(16)	4.5%
David S. Johnson (2)(8) 5554 S. Prince Street, Littleton CO 80120	2,145,636(	11)(14)(16)	5.1%
Stephen R. Stine (2) 5554 S. Prince Street, Littleton CO 80120	1,612,911(	11)(14)(16)	3.8%
Allan J. Marter (2)(9) 5554 S. Prince Street, Littleton CO 80120	1,571,244(	12)(14)(16)	3.7%
Earl H. Detra 5554 S. Prince Street, Littleton CO 80120	502,778(	15)(18)	1.2%

Directors and Executive Officers as a Group	13,507,364		31.9%
Telifonda Holdings Co. Limited, c/o Briantserve Limited Maria House, 5th Floor, 1 Avlonos Street, Nicosia, Cyprus	3,333,334		8.4%

(1)	Based on 39,879,789 shares of common stock issued and outstanding as of March 21, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	This individual is a director of our company.

(3)	Dr. Warnaars is also the Corporate Secretary of the Company.

(4)	800,000 of these common shares are held by International American Resources, Inc., a wholly-owned corporation of Dr. Frederik Warnaars.

(5)	Mr. David C. Jonson is the Vice President Business Development of our company.

(6)	800,000 of these common shares are held by Jonson Management Co., a wholly-owned corporation of David Jonson.

(7)	Mr. Stephen B. Doppler is the President and CEO of the Company.

(8)	Mr. Johnson is the Chairman of the Board of Directors of our company.

(9)	Mr. Marter is the Chief Financial Officer of our company.

(10)	Includes stock options entitling the holder to acquire 100,000 shares upon payment of $0.79 per share.

(11)	Includes stock options entitling the holder to acquire 100,000 shares upon payment of $0.84 per share.

(12)	Includes stock options entitling the holder to acquire 100,000 shares upon payment of $0.75 per share.

(13)	Includes stock options entitling the holder to acquire 100,000 shares upon payment of $1.17 per share.

(14)	Includes stock options entitling the holder to acquire 100,000 shares upon payment of $1.06 per share.

(15)	Includes stock options entitling the holder to acquire 75,000 shares upon payment of $1.10 per share.

(16)	Includes stock options entitling the holder to acquire 250,000 shares upon payment of $0.35 per share.

(17)	Includes stock options entitling the holder to acquire 100,000 shares upon payment of $0.36 per share.

(18)	Includes stock options entitling the holder to acquire 75,000 shares upon payment of $0.35 per share.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The board of directors adopted the 2006 Stock Option Plan (the “Plan”) on September 15, 2006 and reserved two million eight hundred thousand (2,800,000) common shares to be made available for grant under the Plan. On December 6, 2007, the board of directors amended the Plan by increasing the total shares reserved under the Plan to three million two hundred thousand (3,200,000) common shares available for grant. The purpose of the Plan is to afford the persons who provide services to our company or any of its subsidiaries or affiliates, whether directors, officers, consultants or employees of our company or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in our company by permitting them to purchase common shares of our stock and to aid in attracting, as well as retaining and encouraging the continued involvement of such persons with us. Under the terms of the Plan, the board of directors has full authority to administer the Plan in accordance with the terms of the Plan and at any time amend or revise the terms of the Plan provided, however, that no amendment or revision shall alter the terms of options already granted. The shareholders ratified and approved the adoption of the 2006 Stock Option Plan at the Annual General Meeting of Stockholders held on May 18, 2007.

Under the Plan, the exercise price of the shares covered by each option shall be determined by the directors and shall be not less than the closing price of our common shares on the stock exchange, quotation system or stock exchanges on which the shares are listed on the date of the grant or the day the fair market value is to be determined or the immediately preceding the day on which the stock is reported. If granted to an employee or director the per share exercise price shall be not less than the fair market value of the share on the date of the grant, unless the grant is to an employee who holds more than 10% of the voting power of our stock, in which case the per share exercise price shall be not less than 110% of the fair market value on the date of the grant. Options granted under the Plan vest immediately for non-employee directors and the vesting schedule for all others granted options under the Plan will be established by the Board or a committee appointed by the Board to administer the Plan on behalf of the Board. Our company has not established a separate committee to this date. Options granted under the Plan will not be transferable and, if they are not exercised, will expire thirty (30) days following the date the optionee ceases to be director, officer, employee or consultant of our company unless by death, in which case the option may be exercised within 12 months following the date of death.

The assumptions used in valuing options granted during 2007 are included in Note 15 to the consolidated financial statements. At December 31, 2007, 875,000 options were available for grant under the Plan.

The board of directors adopted the 2006 Incentive Compensation Plan (the “Compensation Plan”) on October 12, 2006 and reserved 2,200,000 common shares to be made available for grant under the Compensation Plan. On December 6, 2007, the board of directors amended the Compensation Plan by increasing the total shares reserved under the Compensation Plan to three million two hundred thousand (3,200,000) common shares available for grant. The purpose of the Compensation Plan is to afford the persons who provide services to the Company or any of its subsidiaries or affiliates, whether directors, officers, consultants or employees of our Company or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in the Company by permitting them to be paid in common shares of our stock and to conserve our cash by being able to pay and consultants or others who provide services to us in shares in lieu of cash. Under the terms of the Compensation Plan, the board of directors has full authority to administer the Compensation Plan in accordance with the terms of the Compensation Plan and at any time to establish additional terms, conditions, rules or procedures for the Compensation Plan provided, however, that no such terms shall be inconsistent with the provisions of the Compensation Plan. On December 6, 2007 the board of directors amended the Compensation Plan by increasing the total shares reserved under the Compensation Plan to three million two hundred thousand (3,200,000) common shares available for grant. The Company has no plans to repurchase stock.

In 2007 we issued 237,110 shares of our stock under the Stock Compensation Plan to our directors and officers for directors’ fees and meeting fees for the seven months ended December 31, 2006 and for the period through February 1, 2007 at a market value of $0.97 per share for a total non-cash cost of $230,000. In March 2007 we issued 16,990 shares to consultants at $1.03 per share for a total non-cash cost of $17,500.

At December 31, 2007, 2,945,900 shares were available for grant under the Compensation Plan.

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

In November 2007, the Company entered into a lease and option agreement with a director and officer for a property in Elfrida, Arizona. Bolsa is using the house for a field office and for temporary field accommodation and pays a market rent ($1,175/month) for the property. The Company also has an option to acquire the property for the amount of the mortgage debt outstanding on the property.

We have no policy regarding entering into transactions with affiliated parties.

Corporate Governance

We currently act with five (5) directors, consisting of Dr. Frederik Warnaars, Stephen B. Doppler, David S. Johnson, Stephen R. Stine and Allan J. Marter.

We have determined that none of our directors are independent, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Effective December 22, 2006, the board of directors appointed Messrs. David S. Johnson and Stephen R. Stine to the Audit Committee. On the same date, the board of directors appointed Messrs. Stephen B. Doppler, David S. Johnson and Allan J. Marter to the Compensation Committee. Our board of directors presently does not have a nominating committee, executive committee or a separate stock plan committee.

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

ITEM 13	EXHIBITS

Number	Description
3.1	Articles of Incorporation (1)

3.2	By-Laws adopted by the Board of Directors on September 11, 2007 (13)

10.1	Agreement between Aurelio Resources, Inc. and Furio Resources, Inc. dated April 27, 2006 (5)

10.2	Amended Agreement between Aurelio Resources, Inc. and Furio Resources, Inc. dated June 9, 2006 (6)

10.3	Amended Agreement between Aurelio Resources, Inc. and Aurelio Resource Corporation dated July 13, 2006 (7)

10.4	Consulting Agreement among Aurelio Resource Corporation, International American Resources, Inc. and Dr. Frederik Warnaars dated August 9, 2006 (8)

10.5	Consulting Agreement among Aurelio Resource Corporation, Jonson Management Company and David C. Jonson dated August 9, 2006 (8)

10.6	Consulting Agreement among Aurelio Resource Corporation, Salzburg Holdings Inc. and Stephen B. Doppler dated August 9, 2006 (8)

10.7	Purchase Agreement dated May 15, 2006, between Aurelio Resources, Inc. and Hope Mining and Milling Company (10)

10.8	Amending Agreement dated September 11, 2006 between Aurelio Resources, Inc., Bolsa Resources, Inc. and Hope Mining and Milling Company (10)

10.9	Consulting Agreement between Aurelio Resource Corporation and David S. Johnson dated September 1, 2006 (15)

10.10	Consulting Agreement among Aurelio Resource Corporation, Waiata Inc. and Allan J. Marter dated November 1, 2006 (15)

10.11	Aurelio Resources Corporation 2006 Stock Option Plan adopted by the Board of Directors on September 15, 2006 (15)

10.12	Form of Subscription Agreement – US Accredited (12)

10.13	Form of Subscription Agreement – Offshore (12)

10.14	Aurelio Resource Corporation 2006 Incentive Compensation Plan adopted by the Board of Directors on October 12, 2006 (15)

10.15	Option to purchase agreement between Newmont Realty Company and Aurelio Resource Corporation effective March 27, 2007 (16)

10.16	Mineral Lease Agreement and Option to Purchase between Bolsa Resources, Inc. and Philip J. Sterling, Manuel R. Hernandez and Fred Jenkins effective April 15, 2007 (16)

10.17	Purchase and Sale Agreement between Bolsa Resources, Inc. and the Rae Family (individually) effective August 6, 2007(13)

10.18	Consulting Agreement between Aurelio Resource Corporation and Stine Consulting, LLC dated May 1, 2007 (14)

14.1	Code of Ethics (11)

21	Subsidiaries: Aurelio Resources, Inc., Minera Milenium S.A. de C.V. and Bolsa Resources, Inc.

31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to our Form SB-2 filed with the Securities and Exchange Commission on July 9, 2004.

(5)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 2, 2006.

(6)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 15, 2006.

(7)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 17, 2006.

(8)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 23, 2006.

(10)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 22, 2006.

(11)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on September 12, 2006.

(12)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 25, 2006.

(13)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on November 19, 2007.

(14)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 16, 2007.

(15)	Incorporated by reference to our S-8 registration statement filed with the Securities and Exchange Commission on January 25, 2007.

(16)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2007.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

	Year ended December 31, 2007	Seven months ended December 31, 2006
Audit fees	$36,097	$14,175
Audit related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Total	$36,097	$14,175

Our Audit Committee has not yet developed a charter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

AURELIO RESOURCE CORPORATION

By:	/s/ Stephen B. Doppler
Stephen B. Doppler President and Chief Executive Officer
Date:	April 2, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David S. Johnson	By:	/s/ Allan J. Marter
Name: Title: Date:	David S. Johnson Chairman and Director April 2, 2008	Name: Title:	Allan J. Marter Chief Financial Officer, Director, Principal Accounting and Financial Officer
		Date:	April 2, 2008

By:	/s/ Stephen B. Doppler	By:	/s/ Frederik Warnaars
Name: Title:	Stephen B. Doppler President, Chief Executive Officer and Principal Executive Officer	Name: Title: Date:	Frederik Warnaars Corporate Secretary and Director April 2, 2008
Date:	April 2, 2008

By:	/s/ Stephen R. Stine
Name: Title: Date:	Stephen R. Stine Chief Operating Officer and Director April 2, 2008