Form 10QSB
period 2008-03-31
AURELIO RESOURCE CORP
filed 2008-05-20
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended March 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AURELIO RESOURCE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	000-50931	33-1086828
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

Suite 200, 5554 South Prince St, Littleton, CO		80120
(Address of principal executive offices)		(Zip Code)

(303) 795-3030

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 14, 2008 the registrant had 40,147,644 common shares outstanding.

AURELIO RESOURCE CORPORATION.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I

FINANCIAL INFORMATION

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	31-Mar-08	31-Dec-07
ASSETS
Current assets
Cash	$1,799,867	$268,410
Prepaid expenses and other	12,144	11,476
Reclamation bond – MAN claims drilling	3,003	36,714

Total current assets	1,815,014	316,600

Mining claims	1,398,614	1,353,614
Equipment, net	59,076	62,570

	1,457,690	1,416,184

Total Assets	$3,272,704	$1,732,784

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	59,689	$373,745
Accounts payable - related parties	50,731	561,103
Short term note payable	—	253,836
Current portion, debentures payable (Note 5)	131,235	—
Current portion, long-term debt	10,123	9,819

Total current liabilities	251,778	1,198,503

Long-term debt	5,490	8,130
Note payable – Courtland Claims	950,000	950,000
Debentures Payable (Note 5)	243,749	—

	1,199,239	958,130

Total Liabilities	1,451,017	2,156,633

Stockholders’ Equity
Common stock, $0.001 par value; 487,500,000 shares authorized; Issued and outstanding: 39,879,789 - Mar 2008 and 34,647,155 - Dec 2007	39,880	34,648
Warrant	321,813	—
Additional paid in capital	7,580,266	3,994,021
Deficit accumulated during exploration stage	(6,116,671)	(4,449,263)
Cumulative effect of currency translation	(3,601)	(3,255)

Total Stockholders’ Equity	1,821,687	(423,849)

Total Liabilities and Stockholders’ Equity	$3,272,704	$1,732,784

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended 31-Mar-2008	Three Months Ended 31-Mar-2007	19-Feb-2004 (Inception) Through 31-Mar-2008
Revenue	$—	$—	$—

Expenses:
Depreciation	3,699	2,766	19,348
General and administrative	(45,319)	314,087	1,796,138
Mineral property expenditures	123,212	242,398	1,913,046
Professional fees	132,265	163,724	933,851

	213,857	722,975	4,662,383

Loss from operations	(213,857)	(722,975)	(4,662,383)
Other income (expense)
Other income	—	—	50,395
Interest income	4,418	869	21,575
Interest expense	(1,457,969)	(14,293)	(1,526,258)

Net loss	(1,667,408)	(736,399)	(6,116,671)
Other comprehensive loss - net of tax
Foreign currency translation loss	(346)	(354)	(3,601)

Comprehensive loss	$(1,667,754)	$(736,753)	$(6,120,272)

Net loss per share
(Basic and fully diluted)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding	37,846,397	32,597,602

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Warrant	Deficit Accumulated During Exploration Stage	Cumulative Effect of Currency Translation	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2006	32,436,500	$32,437	$1,680,077	$—	$(1,069,276)	$(1,580)	$641,658
Stock based compensation - issuance of stock options	—	—	405,500		—	—	405,500
Issued to officers, directors and employees for services	2,060,655	2,061	1,790,094				1,792,155
Exercise of stock options	150,000	150	118,350		—	—	118,500
Net loss	—	—	—		(3,379,987)	(1,675)	(3,381,662)

Balance, December 31, 2007	34,647,155	$34,648	$3,994,021	$—	$(4,449,263)	$(3,255)	$(423,849)
Issued for cash	3,333,334	3,333	674,854	321,813			1,000,000
Stock based compensation - issuance of stock options			28,101				28,101
Issued to officers, directors and employees for services	1,899,300	1,899	681,754				683,653
Cancellation of stock options			(348,500)				(348,500)
Issuance of debenture							—
Discount attributed to issuance of warrants			1,275,018				1,275,018
Beneficial conversion feature			1,275,018				1,275,018
Net loss					(1,667,408)	(346)	(1,667,754)

Balance, March 31, 2008	39,879,789	$39,880	$7,580,266	$321,813	$(6,116,671)	$(3,601)	$1,821,687

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	31-Mar-08	31-Mar-07	19-Feb-2004 (Inception) Through 31-Mar-2008
Cash Flows From Operating Activities:
Net loss	(1,667,408)	(736,399)	(6,116,671)
Adjustments to reconcile comprehensive loss to net cash provided by (used for) operating activities:
Depreciation	3,699	2,766	19,348
Stock based compensation	363,254	364,500	1,400,254
Accrued interest			—
Accretion of debenture discount	150,002		150,002
Beneficial conversion feature of debentures	1,275,018		1,275,018
Changes in current assets and liabilities:
Prepaid expenses, deposits and other	(668)	(12,572)	(12,144)
Reclamation bond – MAN claims drilling	33,711	150,000	(3,003)
Accounts payable and accrued liabilities	(314,056)	(193,616)	63,525
Accounts payable – related parties	(510,372)	10,195	50,731

Net cash provided by/(used for) operating activities	(666,820)	(415,126)	(3,172,940)

Cash Flows From Investing Activities:
Purchase of mining claims - net	(45,000)		(448,614)
Purchase of fixed assets - net	(205)	(937)	(51,823)

Net cash provided by/(used for) investing activities	(45,205)	(937)	(500,437)

Cash Flows From Financing Activities:
Short term note payable	(253,836)		(3,836)
L/T debt principal repayment	(2,336)	(673)	(10,988)
Issuance of debentures payable	1,500,000		1,500,000
Proceeds from exercise of stock options	—		118,500
Issuance of common stock	1,000,000	200,000	3,873,169

Net cash provided by/(used for) financing activities	2,243,828	199,327	5,476,845
Effect of exchange rate changes on cash	(346)	(354)	(3,601)

Net Increase/(Decrease) In Cash	1,531,457	(217,090)	1,799,867
Cash At The Beginning Of The Period	268,410	464,521	—

Cash At The End Of The Period	$1,799,867	$247,431	$1,799,867

Schedule of Non-Cash Investing and Financing Activities
Acquisition of Miner Milenium, S.A. de C.V.	$—	$—	$(46)
Acquisition of Aurelio Resources, Inc.	—	—	(151,640)
Mineral properties	—	—	1,353,614
Less: note payable	—	—	(950,000)
Fixed assets	—	—	78,219
Less: long-term debt	—	—	(26,601)
Supplemental Disclosure
Cash paid for interest	32,949	—	97,402
Cash paid for income taxes	—	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Aurelio Resource Corporation (the “Company” or “Aurelio”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position as of March 31, 2008 and the results of their operations and cash flows for the three months ended March 31, 2008 and 2007 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The interim results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period of 2008 or for the year ending December 31, 2008.

Going Concern

These financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions as noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the sale of common stock and issuance of debt. Continued operations of the Company are dependent on the Company’s ability to complete additional equity and/or debt financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity and/or debt financings. Such financings may not be available or may not be available on reasonable terms.

From inception, February 19, 2004 through March 31, 2008, the Company generated a deficit from operations during the exploration stage of $6,116,671.

Net Loss Per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted shares outstanding are calculated factoring in stock options, and warrants outstanding, and their equivalents are included in diluted computations through the “treasury stock method” unless they are anti-dilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are anti-dilutive.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is required to the extent any deferred tax assets may not be realizable. While the Company has net operating loss (“NOLs”) carry-forwards related to certain tax jurisdictions, the Company has limited or no NOLs in others.

As of March 31, 2008, the deferred tax asset related to the net operating loss carry forward was fully reserved by a valuation allowance due to the uncertainty of the Company generating future taxable income.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations recognized in connection with final capping, closure and post-closure landfill obligations, until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The accompanying financial statements include the effects of the adoption of SFAS No. 161.

2. MANAGEMENT OF FINANCIAL RISK

The Company is subject to a concentration of credit risk with all of its cash at March 31, 2008 on deposit with JPMorgan Chase Bank, NA. The cash balance at quarter-end exceeded the FDIC insured limit of $100,000. Management considers that in view of the financial standing and nature of the operations of JPMorgan Chase Bank, NA the risk of loss is small.

3. FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, notes payable, debenture payable and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. In each case, the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

4. PROPERTY AND EQUIPMENT

As at March 31, 2008	Cost	Accumulated Depreciation	Net Book Value
Littleton – office furniture	$11,416	$2,326	$9,090
– office equipment	37,916	11,114	26,802
Mexico - truck	11,000	2,968	8,032
- furniture and equipment	3,157	755	2,402
Elfrida - truck	15,000	2,250	12,750

Total	$78,489	$19,413	$59,076

As at December 31, 2007	Cost	Accumulated Depreciation	Net Book Value
Littleton – office furniture	$11,416	$1,918	$9,498
– office equipment	37,916	9,218	28,698
Mexico - truck	10,744	2,396	8,348
- Furniture and equipment	3,143	617	2,526
Elfrida - truck	15,000	1,500	13,500

Total	$78,219	$15,649	$62,570

In addition to the above equipment, the Company had capitalized costs relating to mining claims and other property in the amount of $1,398,614 and $1,353,614 at March 31, 2008 and December 31, 2007, respectively. Refer also to Note 6 regarding property payment obligations.

Depreciation expense was $3,699 and $2,266 for the three months ended March 31, 2008 and 2007, respectively, and was $19,348 from inception through March 31, 2008.

5. LONG-TERM DEBT AND DEBENTURE PAYABLE

	Mar 2008	Dec 2007
Current debt:
Bank debt – portion payable within one year (1)	$10,123	$9.819

Long-term debt:
Bank debt – portion payable after one year(1)	$5,490	$8,130
Note payable – Courtland Claims(2)	950,000	950,000

	$955,490	$958,130

(1)	The bank debt is payable to a bank, with the final payment due on or before September 20, 2009. The interest rate is 12.25% and the loan is cash collateralized.

(2)	The note payable -Courtland Claims (which form part of the Hill Copper-Zinc Project) of $950,000 is an interest-only note that is payable in full on or before September 15, 2010, bears interest at 6% and is secured by a deed of trust on the underlying properties.

Debenture Payable

Effective February 26, 2008, the Company issued 10% convertible debentures for gross proceeds of $1,500,000. The carrying value of these debentures at March 31, 2008 is as follows:

	Total	Current	Long-term
Outstanding principal	$1,500,000	1,200,000	300,000
Discount on debentures	(1,125,016)	(1,068,765)	(56,251)

Carrying value	374,984	131,235	243,749

a.	In conjunction with this financing, we issued Series A and Series B common share purchase warrants. Specifically, we issued (i) 3,750,000 Series A common share purchase warrants which shall have an initial exercise date of August 26, 2008 and will be exercisable for five years with an exercise price of $0.35 per share of common stock and (ii) 4,999,997 Series B common share purchase warrants which were exercisable immediately upon issuance for 18 months with an exercise price of $0.35 per share of common stock. We paid a finder’s fee of $90,000 in cash and 3% of the value of the transaction, or $45,000, payable in each of Series A and Series B warrants. The warrants were valued using the Black-Scholes option/warrant pricing model and such valuation in the amount of $1,275,018 was recorded as a discount to the debenture. Such discount will be amortized to interest expense over the life of the debentures using the effective interest method. During the quarter ended March 31, 2008, $150,002 of the discount was accreted to interest expense.

b.	The 10% convertible debentures, which mature on June 30, 2009, are convertible at any time at the option of the holders into common shares at a conversion price of $0.30 per common share. At the issuance date, the Company determined that there was a beneficial conversion feature attributable to the debentures and, accordingly, recorded $1,275,018 as interest expense during the quarter ended March 31, 2008.

c.	Principal Redemption occurs at the end of each month commencing upon the earlier of such date following the date a registration statement filed with the Securities and Exchange Commission has been declared effective or in September 2008. The redemption amount consists of equal monthly principal payments over ten months, or $150,000 monthly. Interest accrues at the rate of 10% per annum, payable quarterly on February 1, May 1, August 1 and November 1, and began on May 1, 2008, and on each monthly redemption date, on conversion and at the maturity date.

d.	Interest is payable, at our option, either (i) in cash, (ii) in shares of common stock at the interest conversion rate, or (iii) in a combination thereof, provided however that (i) payment in shares may only occur if certain equity conditions have been met during the 20 trading days immediately prior to the interest payment date, (ii) we give the debenture holder notice in accordance with the notice requirements set out in the debenture; and (iii) within five days prior to the commencement of the interest notice period, we have delivered said shares to the debenture holder’s account with the Depositary Trust Company.

e.	If we fail to deliver stock certificates upon the conversion of these debentures at the specified time and in the specified manner, we will be required to make substantial payments to the holders of the debentures.

f.	Aurelio has agreed to register the common shares issuable upon conversion of the debentures and exercise of the warrants and has filed its preliminary registration statement in a timely manner as required by the terms of the debenture purchase and related agreements. No assurances can be given as to when the Securities and Exchange Commission will declare the final registration statement effective.

g.	Provided certain equity conditions described in the debentures are met, Aurelio may prepay the amounts outstanding on the debentures by giving advance notice and paying an amount equal to the sum of (i) 110% of the then outstanding principal amount of the debenture, (ii) accrued but unpaid interest thereon and (iii) all liquidated damages, if any, and other amounts due in respect of the debenture.

6. CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

Contractual Obligations as of March 31, 2008	Total	Less then 1 year	1 to 3 Years	3 to 5 years	More than 5 years
Long-term debt(1)	$17,909	$9,819	$8,090	$—	$—
Note payable – Courtland Claims (2)	950,000	—	950,000	—	—
Debentures payable (1)	1,500,000	900,000	600,000	—	—
Unpatented Claims – annual renewal fees (3)	62,500	12,500	25,000	25,000	—
Gavilanes option payments (4)	435,000	45,000	85,000	305,000	—
Gold Coin payments (5)	1,500,000	55,000	245,000	300,000	900,000
Rae Family payments (6)	1,250,000	470,000	780,000	—	—
Viewsite claims(7)	930,000	180,000	750,000	—	—
Graham payments (8)	100,000	—	100,000	—	—
Lease of Littleton, CO office (9)	6,174	6,174	—	—	—
Lease of Elfrida, AZ field office (10)	207,975	14,100	28,200	28,200	137,475

(1)	Refer to Note 5.

(2)	Refer to Note 5. The purchase of the 30 patented Courtland Claims (which form part of the Hill Copper-Zinc Project) from Hope Mining and Milling Company. In addition to the promissory note, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.

(3)	For each of our 100 unpatented mining claims on the Hill Copper-Zinc Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.

(4)	In addition to the total of the option payments for the purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

(5)	A lease with option to purchase agreement for 65 unpatented claims and three Arizona Mineral Exploration Permits was entered into on April 15, 2007 for $1,500,000. The terms of the agreement were a $20,000 payment upon execution of the agreement, plus $55,000 on April 15, 2008, a $75,000 payment on April 15, 2009, and $150,000 annually thereafter, until payment is complete on or before April 15, 2018.

(6)	The purchase price for the 13 patented claims and several surface rights on the Rae property is $1,300,000 payable as follows: $10,000 primary earnest money payment and $40,000 for a secondary earnest money payment, with both payments made in 2007. Upon acceptance of a satisfactory survey on the property, Bolsa is to pay $210,000 plus a $1,040,000 promissory note that provides for four semi-annual payments of principal, each $260,000, together with semi-annual payments of interest on the unpaid balance of the promissory note, the first semi-annual payment due six months following date of closing and subsequent payments each six months.

(7)	On March 20, 2008, the Company entered into a purchase agreement related to the Viewsite claims to acquire 20 patented mining claims covering 363 acres located to the west and southwest of the MAN claims for $950,000. A $20,000 down payment was made in March 2008. Following completion of a detailed land survey, closing is scheduled for August 2008 with the balance of the purchase price payable over 30 months.

(8)	A purchase options agreement for 531 Courtland and Center Courtland Townsite Lots was effective September 24, 2007 and the $25,000 earnest and option payment was paid in 2007, with a further $100,000 due on exercise of the option during the year following January 31, 2010.

(9)	Lease of the Littleton, Colorado office for $2,058 per month, including utilities, with a commitment through June 2008.

(10)	Lease of a field office with housing in Elfrida, Arizona for $1,175 per month, not including utilities, with a commitment for fifteen years to 2022, although Bolsa can acquire the property at any time for the amount of the debt on the property).

Our total rent expense for the three months ended March 31, 2008 and 2007 was $10,922 and $12,000, , respectively.

7. STOCKHOLDERS’ EQUITY

In January and March 2008, in order to preserve its cash resources, the Company compensated officers, directors and certain employees for services provided to the Company during 2007 and during the first quarter of 2008 through the issuance of common stock. Accordingly, a total of 1,899,300 common shares having a market value of $0.36 per common share, or a total value of $683,653, were issued in payment for such services. Of the total value, $504,839 had been included in accounts payable as of December, 31, 2007. The remaining amount, $178,814 was recognized as non-cash compensation expense during the three months ended March 31, 2008. These common stock payments were made in accordance with the Company’s Stock Compensation Plan.

On February 14, 2008, Aurelio completed a private placement of 3,333,334 units at $0.30 per unit for total gross proceeds of $1,000,000. Each unit was comprised of one share of common stock and one half of a common share purchase warrant. In connection therewith, Aurelio issued 1,666,667 warrants with each warrant entitling the holder to acquire one share of common stock at a price of $0.50 per share at any time on or before February 14, 2013. The value was determined to be $321,813 using the Black-Scholes pricing model.

8. STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123R, “Share Based Payment” (“SFAS 123R”), on January 1, 2006. SFAS 123R requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

Prior to adoption of SFAS 123R, Aurelio accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB”). The Company has applied the modified prospective method in adopting SFAS 123R, and as a result, periods prior to the adoption of SFAS 123R have not been restated.

The following summarizes the activity of the Company’s stock options for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at January 1, 2008	2,175,000	$1.01
Granted	150,000	0.36
Exercised	—	—
Canceled or expired	(1,675,000)	1.09

Outstanding at March 31, 2008	650,000	$0.73	3.02	$—

Exercisable at March 31, 2008	650,000	$0.73	3.02	$—

All outstanding options were fully vested as of March 28, 2008. There was no intrinsic value of any option as all were out of the money as of March 31, 2008.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated as follows:

	Three Months Ended March 31,
	2008	2007
Expected life	3 yr	2 yr
Risk-free interest rates	4.60%	4.97%
Expected stock price volatility	74%	81%
Expected dividend yield	—	—

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. During the period ended March 31, 2008, cancellation of vested options resulted in a reduction in stock based compensation expense of $348,500 of which $315,500 was credited to general and administrative expense and $33,000 was credited to mineral property expenditures expense.

The above summary of stock options does not include certain stock options for 1,675,000 common shares that were granted in January 2008 as described in the Company’s Form 8K dated January 21, 2008 as filed with the Securities and Exchange Commission. In May 2008, in consideration of common shares issued to directors and officers (Refer to Note 7), the Company and the optionees agreed to cancel these option grants. Accordingly, the Company recorded this cancellation as an annulment of the original grant and has therefore not recorded any activity during the first quarter of 2008 related to the original grant and subsequent cancellation.

9. INCOME TAXES

The Company has net operating loss carry-forwards of approximately $5.0 million available for deduction against future years’ taxable income. The valuation allowance increased to approximately $2.0 million during the quarter ended March 31, 2008, since the realization of the net operating loss carry-forwards is doubtful. It is reasonably possible that our estimate of the valuation allowance will change. The operating loss carry-forwards will expire between 2019 and 2023.

10. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007 we maintained consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provided services to our company. Aurelio paid or accrued consulting fees in lieu of salaries to our president, company officers and directors of $683,653 and $247,500 during the three months ended March 31, 2008 and 2007, respectively. The Company issued stock under the Stock Compensation Plan in payment of the consulting fees for this period. Fees charged for consulting services were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Refer to Note 7.

In November 2007, the Company entered into a lease and option agreement with a director and officer for a property in Elfrida, Arizona. The Company is using the house for a field office and for temporary field accommodation and pays a market rent ($1,175/month) for the property. The Company also has an option to acquire the property for the amount of the mortgage debt outstanding on the property.

11. SEGMENT INFORMATION

The Company operated in two reportable segments, these being the exploration for copper and zinc on its Hill Copper-Zinc Project in Arizona and the exploration for gold on its Gavilanes Property in Mexico. Prior to June 2006, the Company was an exploration company with a property in Alaska. Following is the segment information for the periods ending March 31, 2008.

As of and for the three months ended March 31, 2008:

	Arizona	Mexico	Corporate	Total
Revenue	$—	$—	$—	$—
Depreciation expense	750	646	2,303	3,699
Mineral property expenditures	100,872	22,340	—	123,212
Operating loss	114,878	29,085	69,894	213,857
Other income	1	—	4,417	4,418
Interest expense	14,277	—	1,443,692	1,457,969
Net loss	129,154	29,085	1,509,169	1,667,408
Additions to fixed assets	—	205	—	205
Total assets	1,478,503	18,771	1,775,430	3,272,704

As of and for the three months ended March 31, 2007:

Revenue	—	—	—	—
Depreciation expense	—	646	2,120	2,766
Mineral property expenditures	141,492	40,906	60,000	242,398
Operating loss	176,799	46,787	499,389	722,975
Other income	25	—	844	869
Interest expense	13,500	—	793	14,293
Net loss	190,274	46,787	499,338	736,399
Additions to fixed assets	—	402	535	937
Total assets	1,391,261	42,829	441,789	1,519,532

As of and since inception through March 31, 2008:

Revenue	—	—	—	—
Depreciation expense	2,250	3,659	13,439	19,348
Mineral property expenditures	1,651,303	151,619	110,124	1,913,046
Operating loss	1,918,633	226,795	2,516,955	4,662,383
Other income	146	—	71,824	71,970
Interest expense	75,076	—	1,451,182	1,526,258
Net loss	1,993,563	226,795	3,896,313	6,116,671
Additions to fixed assets	15,000	14,092	49,332	78,424
Total assets	1,478,503	18,771	1,775,430	3,272,704

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-QSB are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or negative comparable terminology or by discussion of strategy.

The risks and uncertainties are discussed in greater detail in the Company’s other filings with the Securities and Exchange Commission, including, most recently, its Annual Report on Form 10-KSB. There may be additional risks of which the Company is not presently aware or that it currently believes are immaterial which could have an adverse impact its business. The Company makes no commitment to revise or update any forward-looking statement in order to reflect events or circumstances that may change.

Overview and Going Concern Considerations

We continue to focus our efforts on the acquisition and exploration of mineral properties. To date, we have not discovered an economically viable mineral deposit on the mineral claims, and there is no assurance that we will discover or acquire one. Significant additional exploration, metallurgical analysis, engineering, permitting and economic feasibility analysis will be required before a final evaluation as to the economic and legal feasibility for our future development is determined.

Our financial statements for three months ended March 31, 2008 and 2007 have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions as noted below currently exist that raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the sale of common stock and issuance of debt. Continued operations of the Company are dependent on the Company’s ability to complete additional equity and/or debt financings or to generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity and/or debt financings. Such financings may not be available or may not be available on reasonable terms.

We successfully raised $2.5 million in debt and equity financing in February 2008, and we continued our property expenditures in the expectation of obtaining financing from one of a number of different leads we were pursuing. To date, these efforts have been unsuccessful, and we are now examining several new alternatives. These alternative financing opportunities include convertible debt funding and joint ventures or corporate reorganization. Meanwhile, our two drilling programs have been completed and we have reduced our overhead expenditures to conserve our cash.

However, we do not have any additional financing arranged and we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt and, accordingly, may not be able to continue normal operations. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan might not succeed. Even if we are successful in obtaining additional financing to fund the next phase of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of the work program. If we do not continue to obtain additional financing, we could be forced to sale or abandon our mineral claims and our plan of operations.

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

Plan of Operations

Our plan of operations for the next twelve month periods as outlined below is dependent on our obtaining additional financing under reasonable terms and conditions.

We plan to make property payments on new and existing property agreements of approximately $1.04 million over the next twelve months, and some of these payments will be expensed. We plan to spend approximately $0.9 million for exploration and engineering studies over the next six months and approximately $5.1 million for exploration programs (which includes the drilling program at the Hill Copper-Zinc Project discussed below), land payments and property acquisitions and engineering studies during the twelve months.

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

We anticipate that the next phase of the work program at the Project will cost approximately $09 million over the next six months and approximately $1.7 million over the next twelve months, for exploration, engineering, environmental and metallurgical studies, property payments and land acquisition. These costs, however, do not include any drilling at the project and, if we are to commence a drilling program within six months this would add at least another $1.0 million to the above total over this period. Within the next year, we would expect total costs at the project level to increase to approximately $5.2 million (including the above) if we have the funds available and are able to do the additional drilling and subsequent metallurgical and engineering work to maintain the momentum on the project that is warranted by our successes to date.

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

The Company has filed and received approval for a Plan of Operations for additional drilling on the MAN area mining claims, which are administered by the Bureau of Land Management. Based on availability of funds and equipment, the Company plans on drilling up to 47,000 feet of core, a portion of which would be drilled exclusively for metallurgical test-work (column tests and flow sheet design); the majority of the proposed drilling would be to test additional exploration targets with the goal of increasing the MAN area resource.

We anticipate that this drill program will cost approximately $3.3 million and take twelve months to complete. We have also prepared a budget for additional diamond drilling in the South Courtland and Courtland area as part of the twelve month program, as well as for preliminary scoping and pre-feasibility studies, which will all proceed subject to available funding.

Gavilanes Property

In the first quarter of 2008, we made one option payments of $20,000 and intend to make a second $20,000 payment due in August 2008 in order to keep the Gavilanes option in good standing. We may need to raise additional funds in order to make these option payments.

Our planned exploration program includes 7,000 feet of diamond drilling to test the seven best targets identified to date on the Gavilanes Property. Based on our review of all the pertinent data available on the property, we are pursuing our goal of identifying a bulk mineable, open pittable deposit at Gavilanes. The budget for this drill program is approximately $373,000 (not including land costs. If this program shows the expected results, we will then undertake a larger program of up to 15,000 feet of diamond drilling on the property, which is budgeted to cost approximately $700,000.

Results of Operations

Revenues

We have had no operating revenues since our inception on February 19, 2004, through March 31, 2008. During the next twelve-month period, we will not generate any revenues.

General Operating Expenses

We anticipate spending approximately $150,000 in ongoing general and administrative expenses per month for the next six months, while our total general and administrative expense over the whole of the next twelve months is expected to total approximately $1.8 million. Such expenditures exclude the costs that might be incurred in raising additional funding. The general and administrative expenses for the year will consist primarily of professional fees for the our management and field personnel, accounting and reporting expenses, audit and legal work relating to our regulatory filings, as well as transfer agent fees, promotion and investor relations activities and the costs of maintaining our executive office in Littleton, Colorado and our field offices in Arizona and in Culiacan, Mexico.

During the period ended March 31, 2008, cancellation of vested options resulted in a reduction in stock based compensation expense of $348,500 of which $315,500 was credited to general and administrative expense and $33,000 was credited to mineral property expenditures expense.

Exploration Activities and Cost of Mining Claims

Following the acquisition of ARI we have focused most of our attention during the three months March 31, 2008 on the Hill Copper-Zinc Project in Arizona. There we have expanded our property position with the acquisition of patented and unpatented mining claims, with purchase, lease and option agreements on additional property (mining claims and surface rights) such that we now hold the following: 45 patented claims on approximately 1,079 acres; 100 unpatented mining claims on 1405 acres; surface rights to 1,823 acres; six Arizona State mineral exploration permits on approximately 1571 acres. We acquired a data base that includes assay results from 274 holes drilled from the 1950s to the mid-1990s and were able to develop preliminary in-house copper resource estimates. We also acquired 76,780 feet of drill core from 95 holes that had been assayed for copper, and is to be re-assayed for gold, silver, lead and zinc in order to add to the company’s exploration database. An independent review of its in-house estimate of the mineralized material of the MAN area was completed which estimated in-place mineralized material in the MAN area is 63,757,000 tons grading 0.43% copper and 0.15% zinc (plus gold, silver and lead credits).

Also, during 2007, Aurelio drilled a total of 44 holes on the Arizona properties, totalling 21,489 feet to obtain core and reverse circulation samples. The total amount spent in 2007 for drilling was approximately $1,023,000. Aurelio at the Hill Copper-Zinc Project now owns or has options to acquire a total of 45 patented claims, 100 unpatented claims, we have six Arizona State mineral exploration permits, and control approximately 5,041 acres of land in Arizona. We intend to explore our Arizona properties and hope to develop and exploit any mineral deposits we discover. Alternatively, we may in the future joint venture or sell an interest in or otherwise assign the rights to develop or exploit the properties.

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

Other

Our loss for the three months ended March 31, 2008 and 2007 was $1,667,408 and $736,399, respectively. This included the expensing of all our exploration programs and overhead costs, including some non-cash compensation expense under the Stock Compensation Plan and for stock options issued to our directors and officers who worked during each period without cash compensation.

Liquidity and Capital Resources

At March 31, 2008, we had cash on hand of $1.8 million. In February 2008 we raised $2.5 million in two separate financings, but our cash and working capital will not be sufficient to enable us to pay for the total costs of our planned exploration and general and administrative expenses.

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

While one of our recent financings was a convertible debt offering, we believe that debt financing will not be a long-term alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the next phase of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund the next phase of our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of the work program. If we do not continue to obtain additional financing, we will be forced to either sale or abandon our mineral claims and our plan of operations.

Cash used in operating activities was $666,820 for the quarter ended March 31, 2008 ($415,126 for the quarter ended March 31, 2007), which reflects the costs of our operations for the period and, in 2008, the reduction of outstanding accounts payable pertaining to 2007 property programs. We also used $253,836 in the first quarter of 2008 to repay a short-term borrowing arrangement.

We have funded our business to date from sales of our common stock and convertible debentures. Gross cash proceeds from the sale of our common shares during the period from inception, on February 19, 2004, through March 31, 2008, totaled approximately $3.87 million (after adjustments when we acquired ARI).

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuance of additional shares will result in dilution to our existing shareholders. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue exploration of our properties.

Contractual Obligations as of March 31, 2008	Total	Less then 1 year	1 to 3 Years	3 to 5 years	More than 5 years
Long-term debt(1)	$17,909	$9,819	$8,090	$—	$—
Note payable – Courtland Claims (2)	950,000	—	950,000	—	—
Debentures payable (1)	1,500,000	900,000	600,000	—	—
Unpatented Claims – annual renewal fees (3)	62,500	12,500	25,000	25,000	—
Gavilanes option payments (4)	435,000	45,000	85,000	305,000	—
Gold Coin payments (5)	1,500,000	55,000	245,000	300,000	900,000
Rae Family payments(6)	1,250,000	470,000	780,000	—	—
Viewsite claims(7)	930,000	180,000	750,000	—	—
Graham payments (8)	100,000	—	100,000	—	—
Lease of Littleton, CO office (9)	6,174	6,174	—	—	—
Lease of Elfrida, AZ field office (10)	207,975	14,100	28,200	28,200	137,475

(1)	Refer to Note 5 of Notes to Unaudited Financial Statements.

(2)	The purchase of the 30 patented Courtland Claims (which form part of the Hill Copper-Zinc Project) from Hope Mining and Milling Company. In addition to the promissory note, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.

(3)	For each of our 100 unpatented mining claims on the Hill Copper-Zinc Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.

(4)	In addition to the total of the option payments for the purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

(5)	A lease with option to purchase agreement for 65 unpatented claims and three Arizona Mineral Exploration Permits was entered into on April 15, 2007 for $1,500,000. The terms of the agreement were a $20,000 payment upon execution of the agreement, plus $55,000 on April 15, 2008, a $75,000 payment on April 15, 2009, and $150,000 annually thereafter, until payment is complete, which is to be on or before April 15, 2018.

(6)	The purchase price for the 13 patented claims and several surface rights on the Rae property is $1,300,000 payable as follows: $10,000 primary earnest money payment and $40,000 for a secondary earnest money payment, with both payments made in 2007. Upon acceptance of a satisfactory survey on the property, Bolsa is to pay $210,000 plus a $1,040,000 promissory note that provides for four semi-annual payments of principal, each $260,000, together with semi-annual payments of interest on the unpaid balance of the promissory note, the first semi-annual payment due six months following date of closing and subsequent payments each six months.

(7)	On March 20, 2008, the Company entered into a purchase agreement related to the Viewsite claims to acquire 20 patented mining claims covering 363 acres located to the west and southwest of the MAN claims for $950,000. A $20,000 down payment was made in March 2008. Following completion of a detailed land survey, closing is scheduled for August 2008 with the balance of the purchase price payable over 30 months.

(8)	A purchase options agreement for 531 Courtland and Center Courtland Townsite Lots was effective September 24, 2007 and the $25,000 earnest and option payment was paid in 2007, with a further $100,000 due on exercise of the option during the year following January 31, 2010.

(9)	Lease of the Littleton, Colorado office for $2,058 per month, including utilities, with a commitment through June 2008.

(10)	Lease of a field office with housing in Elfrida, Arizona for $1,175 per month, not including utilities, with a commitment for fifteen years to 2022, although Bolsa can acquire the property at any time for the amount of the debt on the property.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

During the year ended December 31, 2007 we maintained consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provided services to our company. Aurelio paid or accrued consulting fees in lieu of salaries to our president, company officers and directors of $683,653 and $247,500 during the three months ended March 31, 2008 and 2007, respectively. The Company issued stock under the Stock Compensation Plan in payment of the consulting fees for this period. Fees charged for consulting services were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Refer to Note 7.

In November 2007, the Company entered into a lease and option agreement with a director and officer for a property in Elfrida, Arizona. The Company is using the house for a field office and for temporary field accommodation and pays a market rent ($1,175/month) for the property. The Company also has an option to acquire the property for the amount of the mortgage debt outstanding on the property ($139,000 at March 31, 2008).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. The most significant policy we have implemented is to capitalize the cost of acquiring patented mining claims and surface rights to properties. Our significant accounting policies are disclosed in Note 3 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a Smaller Reporting Company.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and the acting CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and acting CFO have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Internal Controls Over Financial Reporting

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s Principal Executive Officer and the acting CFO, of the effectiveness of the Company’s internal control over financial reporting. The Company’s Principal Executive Officer and acting CFO have concluded that the Company’s controls over financial reporting are in fact, effective at this reasonable assurance level as of the period covered. For the year ended December 31, 2009, the Company’s independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC, will be required to attest to and report on management’s assessment. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls over financial reporting for the fourth quarter and year ended December 31, 2007, the Company’s Principal Executive Officer and acting CFO determined that there were no significant changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the first quarter ended March 31, 2008.

ITEM 5.	OTHER INFORMATION

A Current Report on Form 8-K was filed on January 14, 2008 announcing an amendment to our Stock Option Plan and Incentive Stock Compensation Plan.

A Current Report on Form 8-K was filed on January 14, 2008 announcing the Company’s issued common stock to certain officers and directors fore services rendered in lieu of cash payments and that we granted stock options to certain officers, directors and consultants.

A Current Report on Form 8-K was filed on February 1, 2008 announcing the adoption by shareholders of a Shareholder Rights Plan.

A Current Report on Form 8-K was filed on February 5, 2008 announcing that effective January 1, 2008, the Company entered into Executive Consulting Agreements with five Directors of the Company.

A Current Report on Form 8-K was filed on February 26, 2008, amended April 29, 2008, announcing the sale of 10% convertible debentures, and warrants in the amount of $1.5 million.

A Current Report on Form 8-K was filed on March 3, 2008 announcing the use of proceeds from the 10% convertible debentures.

A Current Report on Form 8-K was filed on March 14, 2008 announcing certain exploration results at MAN area.

A Current Report on Form 8-K was filed on March 25, 2008 announcing an agreement to acquire 20 patented mining claims.

A Current Report on Form 8-K was filed on March 31, 2008 announcing the sale of common share Units in the amount of $1 million.

ITEM 6.	EXHIBITS

Exhibit 31.1 Certification of the Chairman and Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of the acting CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of acting CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 19, 2008	AURELIO RESOURCE CORPORATION. A Colorado Corporation

/s/ Stephen B. Doppler
Stephen Doppler
Chief Executive Officer

Date: May 19, 2008	/s/ Fred Warnaars
Fred Warnaars
acting Chief Financial Officer