Form 10-Q
period 2008-06-30
AURELIO RESOURCE CORP
filed 2008-08-14
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended June 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AURELIO RESOURCE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	000-50931	33-1086828
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

Suite 202, 12345 W Alameda Pkwy, Lakewood, CO	80228
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐    No  ☒

As of August 11, 2008 the registrant had 40,147,639 common shares outstanding.

AURELIO RESOURCE CORPORATION.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	Dec. 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash	$884,908	$268,410
Prepaid expenses and other	66,928	11,476
Reclamation bond – MAN claims drilling	3,003	36,714

Total current assets	954,839	316,600

Mining claims	3,290,943	1,955,300
Equipment, net	61,901	62,570

	3,352,844	2,017,870

Total Assets	$4,307,683	$2,334,470

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$66,596	$373,745
Accounts payable - related parties	23,477	561,103
Short term note payable	—	253,836
Debentures payable (Note 5)	768,739	—
Current portion, long-term debt	530,496	9,819

Total current liabilities	1,389,308	1,198,503
Long-term debt	1,446,713	958,130

Total Liabilities	2,836,021	2,156,633

Stockholders’ Equity
Common stock, $0.001 par value; 487,500,000 shares authorized; 40,147,639 issued and outstanding	40,148	34,648
Warrant	321,813	—
Additional paid in capital	7,206,983	4,595,707
Deficit accumulated during exploration stage	(6,094,279)	(4,449,263)
Cumulative effect of currency translation	(3,003)	(3,255)

Total Stockholders’ Equity	1,471,662	177,837

Total Liabilities and Stockholders’ Equity	$4,307,683	$2,334,470

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Feb. 19, 2004 (Inception) Through June 30, 2008
Revenue	$—	$—	$—	$—	$—

Expenses:
Depreciation	4,023	2,919	7,722	5,685	23,371
General and administrative	247,670	379,333	202,351	693,420	2,043,808
Mineral property expenditures	125,002	187,044	248,214	429,442	2,038,048
Professional fees	205,728	160,122	337,993	323,846	1,139,579

	582,423	729,418	796,280	1,452,393	5,244,806

Loss from operations	(582,423)	(729,418)	(796,280)	(1,452,393)	(5,244,806)
Other income (expense)
Other income	—	—	—	—	50,395
Interest income	4,107	2,671	8,525	3,540	25,682
Interest expense	(449,328)	(14,997)	(857,261)	(29,290)	(925,550)

Net loss	(1,027,644)	(741,744)	(1,645,016)	(1,478,143)	(6,094,279)
Other comprehensive loss - net of tax
Foreign currency translation gain (loss)	598	38	252	(316)	(3,003)

Comprehensive loss	$(1,027,046)	$(741,706)	$(1,644,764)	$(1,478,459)	$(6,097,282)

Net loss per share
(Basic and fully diluted)	$(0.03)	$(0.02)	$(0.04)	$(0.05)

Weighted average number of common shares outstanding	40,132,922	33,063,795	38,989,659	32,831,986

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Warrant	Deficit Accumulated During Exploration Stage	Cumulative Effect of Currency Translation	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, February 19, 2004 (date of inception)	—	$—	$—	$—	$—	$—	$—
Common stock issued for cash at $0.002 per share, March 2004	13,000,000	13,000	7,000	—	—	—	20,000
Common stock issued for cash at $0.004 per share, April 2004	18,200,000	18,200	51,800	—	—	—	70,000
Common stock issued for cash at $0.03 per share, May 2004	201,500	202	5,998	—	—	—	6,200
Net loss	—	—	—	—	(14,607)	—	(14,607)

Balance, May 31, 2004	31,401,500	31,402	64,798	—	(14,607)	—	81,593
Net loss	—	—	—	—	(60,698)	—	(60,698)

Balance, May 31, 2005	31,401,500	31,402	64,798	—	(75,305)	—	20,895
Net loss	—	—	—	—	(36,750)	—	(36,750)

Balance, May 31, 2006	31,401,500	31,402	64,798	—	(112,055)	—	(15,855)
Common stock returned for cancellation	(12,965,000)	(12,965)	12,965	—	—	—	—
Common stock issued for acquisition of Subsidiaries	10,000,000	10,000	440,000	—	—	—	450,000
Common stock issued for cash at $0.40 per share, September 2006	4,000,000	4,000	1,596,000	—	—	—	1,600,000
Common stock options issued	—	—	168,000	—	—	—	168,000
Net loss	—	—	—	—	(957,221)	(1,580)	(958,801)

Balance, December 31, 2006	32,436,500	$32,437	$2,281,763	$—	$(1,069,276)	$(1,580)	$1,243,344

Continued on next page

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(continued)

	Common Stock		Additional Paid-in Capital	Warrant	Deficit Accumulated During Exploration Stage	Cumulative Effect of Currency Translation	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2006, from prior page	32,436,500	$32,437	$2,281,763	$—	$(1,069,276)	$(1,580)	$1,243,344
Stock based compensation - issuance of stock options	—	—	405,500	—	—	—	405,500
Issued to officers, directors and employees for services	2,060,655	2,061	1,790,094	— —	—	—	1,792,155
Exercise of stock options	150,000	150	118,350	—	—	—	118,500
Net loss	—	—	—	—	(3,379,987)	(1,675)	(3,381,662)

Balance, December 31, 2007	34,647,155	34,648	4,595,707	—	(4,449,263)	(3,255)	177,837
Issued for cash	3,333,334	3,333	674,854	321,813	—	—	1,000,000
Stock based compensation - issuance of stock options	—	—	28,101	—	—	—	28,101
Issued to officers, directors and employees for services	2,167,150	2,167	756,821	—	—	—	758,988
Forfeiture of stock options	—	—	(348,500)	—	—	—	(348,500)
Issuance of debenture							—
Discount attributed to issuance of warrants	—	—	1,275,018	—	—	—	1,275,018
Beneficial conversion feature	—	—	224,982	—	—	—	224,982
Net loss	—	—	—	—	(1,645,016)	252	(1,644,764)

Balance, June 30, 2008	40,147,639	$40,148	$7,206,983	$321,813	$(6,094,279)	$(3,003)	$1,471,662

The accompanying notes are an integral part of the consolidated financial statements

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Feb. 19, 2004 (Inception) Through June 30, 2008
Cash Flows From Operating Activities:
Net loss	$(1,027,644)	$(741,744)	$(1,645,016)	$(1,478,143)	$(6,094,279)
Adjustments to reconcile comprehensive loss to net cash provided by (used for) operating activities:
Depreciation	4,023	2,919	7,722	5,685	23,371
Stock-based compensation	75,000	288,500	438,254	653,000	1,475,254
Accretion of debenture discount	393,756	—	543,757	—	543,757
Beneficial conversion feature of debentures	—	—	224,982	—	224,982
Changes in current assets and liabilities:
Prepaid expenses and other	(54,784)	634	(55,452)	(11,938)	(66,928)
Reclamation bond – MAN claims drilling	—	—	33,711	150,000	(3,003)
Accounts payable and accrued expenses	6,907	96,259	(307,149)	(97,357)	66,596
Accounts payable – related parties	(27,254)	946	(537,626)	11,141	23,477
Stock subscriptions rec’d	—	(200,000)	—	—	—

Net cash provided by/(used for) operating activities	(629,996)	(552,486)	(1,296,817)	(767,612)	(3,806,773)

Cash Flows From Investing Activities:
Purchase of mining claims - net	(276,643)	(25,000)	(321,643)	(25,000)	(725,257)
Purchase of fixed assets - net	(6,514)	(19,309)	(6,718)	(20,246)	(56,323)

Net cash provided by/(used for) investing activities	(283,157)	(44,309)	(328,361)	(45,246)	(781,580)

(Continued On Following Page)

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued From Previous Page)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Feb. 19, 2004 (Inception) Through June 30, 2008
Cash Flows From Financing Activities:
Short term note payable	—	—	(253,836)	—	—
L/T debt principal repayment	(2,404)	(3,523)	(4,740)	(4,196)	(15,405)
Issuance of debentures payable	—	—	1,500,000	—	1,500,000
Proceeds from exercise of stock options	—	—	—	—	118,500
Issuance of common stock	—	1,328,900	1,000,000	1,328,900	3,873,169

Net cash provided by/(used for) financing activities	(2,404)	1,325,377	2,241,424	1,324,704	5,476,264

Effect of exchange rate changes on cash	598	38	252	(316)	(3,003)

Net Increase/(Decrease) In Cash	(914,959)	728,620	616,498	511,530	884,908
Cash At The Beginning Of The Period	1,799,867	247,431	268,410	464,521	—

Cash At The End Of The Period	$884,908	$976,051	$884,908	$976,051	$884,908

Schedule Of Non-Cash Investing And Financing Activities
Acquisition of Minera Milenium, S.A. de C.V.		$—	$—	$—	$(46)
Acquisition of Aurelio Resources, Inc.		—	—	—	450,000
Mineral properties	1,290,643	25,000	1,335,643	—	3,290,943
Less note payable	(1,014,000)	—	(1,014,000)	—	(1,964,000)
Fixed asset purchases	6,545	19,309	7,053	20,264	85,272
Less long-term debt	—	—	—	—	(28,614)
Supplemental Disclosure
Cash paid for interest	$37,500	$14,997	$(14,293)	$29,290	$(87,072)
Cash paid for income taxes		—	—	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Aurelio Resource Corporation (the “Company” or “Aurelio”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position as of June 30, 2008 and the results of their operations and cash flows for the three and six months ended June 30, 2008 and 2007 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The interim results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period of 2008 or for the year ending December 31, 2008.

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

From inception, February 19, 2004 through June 30, 2008, the Company generated a deficit from operations during the exploration stage of $6,094,279.

Net Loss Per Share

Basic loss per share is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted shares outstanding are calculated factoring in stock options, and warrants outstanding, and their equivalents are included in diluted computations through the “treasury stock method” unless they are anti-dilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are anti-dilutive.

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

As of June 30, 2008, the deferred tax asset related to the net operating loss carry forward was fully reserved by a valuation allowance due to the uncertainty of the Company generating future taxable income.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

Change in Method of Accounting For Acquisition Cost of Unpatented Mining Claims

On June 28, 2008, the Company changed its method of accounting for acquisition costs of unpatented mining claims, including the costs of certain unpatented mining claims that were acquired from ARI in August 2006. The Company has determined that such property acquisition costs are capitalizable and should be included in assets as Mining Claims. This change in accounting is a result of the misapplication of previous GAAP. As a result of this change in policy, the comparative financial statements for 2007 have been adjusted to apply the new accounting policy retrospectively.

The following financial statement line items for the year ended as of December 31, 2007 that were effected by this change in accounting policy are shown below:

Dec 31, 2007
$
Consolidated Balance Sheets:
Assets
Mineral Claims
After adjustment	1,955,300
As reported previously	1,353,614

Effect of Change	601,686

Stockholders Equity (Deficit)
Additional Paid-in Capital
After adjustment	4,595,707
As reported previously	3,994,021

Effect of Change	601,686

2. MANAGEMENT OF FINANCIAL RISK

The Company is subject to a concentration of credit risk with all of its cash at June 30, 2008 on deposit with JPMorgan Chase Bank, NA. The cash balance at quarter-end exceeded the FDIC insured limit of $100,000. Management considers that in view of the financial standing and nature of the operations of JPMorgan Chase Bank, NA the risk of loss is small.

3. FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, notes payable, debenture payable and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. In each case, the fair value of these financial instruments approximate their carrying values, unless otherwise noted

4. PROPERTY AND EQUIPMENT

	Cost	Accumulated Depreciation	Net Book Value
As at June 30, 2008
Littleton – office furniture	$11,291	$2,702	$8,589
– office equipment	39,261	13,054	26,207
Mexico - truck	11,431	3,623	7,808
- furniture and equipment	3,281	924	2,357
Elfrida - truck	20,200	3,260	16,940

Total	$85,464	$23,563	$61,901

	Cost	Accumulated Depreciation	Net Book Value
As at December 31, 2007
Littleton – office furniture	$11,416	$1,918	$9,498
– office equipment	37,916	9,218	28,698
Mexico - truck	10,744	2,396	8,348
- Furniture and equipment	3,143	617	2,526
Elfrida - truck	15,000	1,500	13,500

Total	$78,219	$15,649	$62,570

In addition to the above equipment, the Company had capitalized costs relating to mining claims and other property in the amount of $3,290,943 and $1,955,300 at June 30, 2008 and December 31, 2007, respectively. Refer also to Note 6 regarding property payment obligations.

Depreciation expense was $4,023 and $7,722 for the three and six months ended June 30, 2008, respectively, was $2,919 and $5,685 for the comparable periods in 2007, respectively, and was $23,371 from inception through June 30, 2008.

5. LONG-TERM DEBT AND DEBENTURE PAYABLE

Long-term debt consists of the following:

	Jun 2008	Dec 2007
Bank debt(1)	$13,209	$17,949
Note payable – Courtland Claims(2)	950,000	950,000
Note payable – Rae Properties(3)	1,014,000	—

Subtotal	1,977,209	967,949
Less: current portion	(530,496)	(9,819)

Long-term portion	$1,446,713	$958,130

(1)	The bank debt is payable to a bank, with the final payment due on or before September 20, 2009. The interest rate is 12.25% and the loan is cash collateralized.

(2)	The note payable -Courtland Claims (which form part of the Hill Copper-Zinc Project) of $950,000 is an interest-only note that is payable in full on or before September 15, 2010, bears interest at 6% and is secured by a deed of trust on the underlying properties.

(3)	The note payable –Rae Properties (which form part of the Hill Copper-Zinc Project) of $1,014,000 is payable in three equal semi-annual installments of $260,000 each commencing in September 2008, with the entire unpaid principal balance due April 17, 2010, bears interest at 7% and is secured by a deed of trust on the underlying properties.

Debenture Payable

Effective February 26, 2008, the Company issued 10% convertible debentures for gross proceeds of $1,500,000. The carrying value of these debentures at June 30, 2008 is as follows:

Total
Outstanding principal	$1,500,000
Discount on debentures	(731,261)

Carrying value	$768,739

a.	In conjunction with this financing, we issued Series A and Series B common share purchase warrants. Specifically, we issued (i) 3,750,000 Series A common share purchase warrants which shall have an initial exercise date of August 26, 2008 and will be exercisable for five years with an exercise price of $0.35 per share of common stock and (ii) 4,999,997 Series B common share purchase warrants which were exercisable immediately upon issuance for 18 months with an exercise price of $0.35 per share of common stock. We paid a finder’s fee of $90,000 in cash and 3% of the value of the transaction, or $45,000, payable in each of Series A and Series B warrants. The warrants were valued using the Black-Scholes option/warrant pricing model and such valuation in the amount of $1,275,018 was recorded as a discount to the debenture. Such discount will be amortized to interest expense over the life of the debentures using the effective interest method. During the three and six month periods ended June 30, 2008, $393,756 and $543,757, respectively, of the discount were accreted to interest expense.

b.	The 10% convertible debentures, which mature on June 30, 2009, are convertible at any time at the option of the holders into common shares at a conversion price of $0.30 per common share. At the issuance date, the Company determined that there was a beneficial conversion feature attributable to the debentures and, accordingly, recorded $224,982 as interest expense during the quarter ended March 31, 2008.

c.	Principal redemption occurs at the end of each month commencing upon the earlier of such date following the date a registration statement filed with the Securities and Exchange Commission has been declared effective or in September 2008. The redemption amount consists of equal monthly principal payments over ten months, or $150,000 monthly. Interest accrues at the rate of 10% per annum, payable quarterly on February 1, May 1, August 1 and November 1, and began on May 1, 2008, and on each monthly redemption date, on conversion and at the maturity date.

d.	Interest is payable, at our option, either (i) in cash, (ii) in shares of common stock at the interest conversion rate, or (iii) in a combination thereof, provided however that (i) payment in shares may only occur if certain equity conditions have been met during the 20 trading days immediately prior to the interest payment date, (ii) we give the debenture holder notice in accordance with the notice requirements set out in the debenture; and (iii) within five days prior to the commencement of the interest notice period, we have delivered said shares to the debenture holder’s account with the Depositary Trust Company.

e.	If we fail to deliver stock certificates upon the conversion of these debentures at the specified time and in the specified manner, we will be required to make substantial payments to the holders of the debentures.

f.	Aurelio has agreed to register the common shares issuable upon conversion of the debentures and exercise of the warrants and has filed its preliminary registration statement in a timely manner as required by the terms of the debenture purchase and related agreements. No assurances can be given as to when the Securities and Exchange Commission will declare the final registration statement effective.

g.	Provided certain equity conditions described in the debentures are met, Aurelio may prepay the amounts outstanding on the debentures by giving advance notice and paying an amount equal to the sum of (i) 110% of the then outstanding principal amount of the debenture, (ii) accrued but unpaid interest thereon and (iii) all liquidated damages, if any, and other amounts due in respect of the debenture.

6. CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

Contractual Obligations as of June 30, 2008	Total	Less then 1 year	1 to 3 Years	3 to 5 years	More than 5 years
Long-term bank debt(1)	$13,209	$10,496	$2,713	$—	$—
Note payable - Rae Family (6)	1,014,000	520,000	494,000	—	—
Note payable – Courtland Claims(2)	950,000	—	950,000	—	—
Debentures payable (1)	1,500,000	900,000	600,000	—	—
Unpatented Claims – annual renewal fees(3)	62,500	12,500	25,000	25,000	—
Gavilanes option payments (4)	435,000	45,000	85,000	305,000	—
Gold Coin payments (5)	1,480,000	55,000	225,000	300,000	900,000
Viewsite claims(7)	930,000	180,000	750,000	—	—
Graham payments (8)	100,000	—	100,000	—	—
Lease of Lakewood, CO office (9)	104,508	34,836	69,672	—	—
Lease of Elfrida, AZ field office (10)	204,450	28,200	28,200	28,200	119,850

(1)	Refer to Note 5.

(2)	Refer to Note 5. The purchase of the 30 patented Courtland Claims (which form part of the Hill Copper-Zinc Project) from Hope Mining and Milling Company. In addition to the promissory note, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.

(3)	For each of our 100 unpatented mining claims on the Hill Copper-Zinc Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.

(4)	In addition to the total of the option payments for the purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

(5)	A lease with option to purchase agreement for 65 unpatented claims and three Arizona Mineral Exploration Permits was entered into on April 15, 2007 for $1,500,000. The terms of the agreement were a $20,000 payment upon execution of the agreement, plus $55,000 on April 15, 2008, a $75,000 payment on April 15, 2009, and $150,000 annually thereafter, until payment is complete on or before April 15, 2018.

(6)	Refer to Note 5. The purchase price for the 13 patented claims and several surface rights on the Rae property of $1,300,000 less payments through June 30, 2008 by Bolsa of $210,000. The remainder is payable pursuant to a $1,040,000 promissory note that provides for four semi-annual payments of principal, each $260,000, together with semi-annual payments of interest on the unpaid balance of the promissory note, the first semi-annual payment due six months following date of closing and subsequent payments each six months.

(7)	On March 20, 2008, the Company entered into a purchase agreement related to the View Sites, LLC claims to acquire 20 patented mining claims covering 360 acres located to the west and southwest of the MAN claims and north northeast of the Hope claims for $950,000. A $20,000 down payment was made in March 2008. Following completion of a detailed land survey, closing is scheduled for August 2008 with the balance of the purchase price payable over 30 months.

(8)	A purchase options agreement for 531 Courtland and Center Courtland Townsite Lots was effective September 24, 2007 and the $25,000 earnest and option payment was paid in 2007, with a further $100,000 due on exercise of the option during the year following January 31, 2010.

(9)	Lease of the Lakewood, Colorado office for $2,903 per month commencing in July 2008 for three years, including utilities.

(10)	Lease of a field office with housing in Elfrida, Arizona for $950 per month, not including utilities, with a commitment for fifteen years to 2022, although Bolsa can acquire the property at any time for the amount of the debt on the property).

Our total rent expense for each of the three and six months ended June 30, 2008 and 2007 was $10,922 and $12,000, respectively.

7. STOCKHOLDERS’ EQUITY

In January, March and May 2008, in order to preserve its cash resources, the Company compensated officers, directors and certain employees for services provided to the Company during 2007 and during the first half of 2008 through the issuance of common stock. Accordingly, a total of 2,167,150 common shares having an average market value of $0.35 per common share, or a total value of $758,988, were issued in payment for such services. Of the total value, $504,839 had been included in accounts payable as of December 31, 2007. Of the remaining amount, $75,335 and $254,149 was recognized as non-cash compensation expense during the three and six months ended June 30, 2008, respectively. These common stock payments were made in accordance with the Company’s Stock Compensation Plan.

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

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at January 1, 2008	2,175,000	$1.01
Granted	150,000	0.36
Exercised	—	—
Forfeited or expired	(1,675,000)	1.09

Outstanding at June 30, 2008	650,000	$0.73	3.02	$—

Exercisable at June 30, 2008	650,000	$0.73	3.02	$—

All outstanding options were fully vested as of June 30, 2008. There was no intrinsic value of any option as all were out of the money as of June 30, 2008.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated as follows:

	Six Months Ended June 30,
	2008	2007
Expected life	3 yr	2 yr
Risk-free interest rates	4.60%	4.97%
Expected stock price volatility	74%	81%
Expected dividend yield	—	—

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. During the six months ended June 30, 2008, certain vested options were forfeited by certain officers and directors which resulted in a reduction in stock based compensation expense of $348,500 of which $315,500 was credited to general and administrative expense and $33,000 was credited to mineral property expenditures expense. None of the adjustments pertained to the quarter ended June 30, 2008.

The above summary of stock options does not include certain stock options for 1,675,000 common shares that were granted in January 2008 as described in the Company’s Form 8K dated January 21, 2008 as filed with the Securities and Exchange Commission. In May 2008, in consideration of common shares issued to directors and officers (Refer to Note 7), the Company and the optionees agreed to cancel these option grants. Accordingly, the Company recorded this cancellation as an annulment of the original grant and has therefore not recorded any activity during 2008 related to the original grant and subsequent cancellation.

9. INCOME TAXES

The Company has net operating loss carry-forwards of approximately $6.0 million available for deduction against future years’ taxable income. This was fully reserved by a valuation allowance as of the quarter ended June 30, 2008, since the realization of the net operating loss carry-forwards is doubtful. It is reasonably possible that our estimate of the valuation allowance will change. The operating loss carry-forwards will expire between 2019 and 2023.

10. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007 and throughout the first half of 2008 we maintained consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provided services to our company. Aurelio paid or accrued consulting fees in lieu of salaries to company officers and directors of $75,000 and $893,839 during the three and six months ended June 30, 2008, respectively, of which $467,839 was attributable to amounts accrued as of December 31, 2007. The Company issued stock under the Stock Compensation Plan in payment of the consulting fees for this period. Fees charged for consulting services were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Refer to Note 7.

In November 2007, the Company entered into a lease and option agreement with a director and officer for a property in Elfrida, Arizona. The Company is using the house for a field office and for temporary field accommodation and pays a market rent ($950/month) for the property. The Company also has an option to acquire the property for the amount of the mortgage debt outstanding on the property (approximately $104,000 at June 30, 2008).

11. SEGMENT INFORMATION

The Company operated in two reportable segments, these being the exploration for copper and zinc on its Hill Copper-Zinc Project in Arizona and the exploration for gold on its Gavilanes Property in Mexico. Following is the segment information for the indicated periods ending June 30:

	Arizona	Mexico	Corporate	Total
As of and for the three months ended June 30, 2008:
Revenue	$—	$—	$—	$—
Depreciation expense	1,010	669	2,344	4,023
Mineral property expenditures	122,910	2,092	—	125,002
Operating loss	192,456	10,132	379,835	582,423
Other income	1	—	4,106	4,107
Interest expense	28,849	—	420,479	449,328
Net loss	221,304	10,132	796,208	1,027,644
Additions to fixed assets	5,200	428	1,220	6,848
Total assets	3,374,445	18,572	914,666	4,307,683
As of and for the three months ended June 30, 2007:
Revenue	—	—	—	—
Depreciation expense	—	649	2,270	2,919
Mineral property expenditures	161,498	22,911	2,635	187,044
Operating loss	236,440	34,798	458,180	729,418
Other income	8	—	2,663	2,671
Interest expense	14,250	—	747	14,997
Net loss	250,682	34,798	456,264	741,744
Additions to fixed assets	15,000	—	4,309	19,309
Total assets	1,313,339	18,062	957,507	2,288,908
As of and for the six months ended June 30, 2008:
Revenue	—	—	—	—
Depreciation expense	1,760	1,315	4,647	7,722
Mineral property expenditures	223,782	24,432	—	248,214
Operating loss	307,334	39,217	449,729	796,280
Other income	2	—	8,523	8,525
Interest expense	43,126	—	814,135	857,261
Net loss	350,458	39,217	1,255,341	1,645,016
Additions to fixed assets	5,200	633	1,220	7,053
Total assets	3,374,445	18,572	914,666	4,307,683

	Arizona	Mexico	Corporate	Total
As of and for the six months ended June 30, 2007:
Revenue	—	—	—	—
Depreciation expense	—	1,295	4,390	5,685
Mineral property expenditures	302,990	63,817	62,635	429,442
Operating loss	413,239	81,585	957,569	1,452,393
Other income	—	—	3,540	3,540
Interest expense	27,750	—	1,540	29,290
Net loss	440,989	81,585	955,569	1,478,143
Additions to fixed assets	15,000	402	4,844	20,246
Total assets	1,313,339	18,062	957,507	2,288,908
As of and since inception through June 30, 2008:
Revenue	—	—	—	—
Depreciation expense	3,260	4,328	15,783	23,371
Mineral property expenditures	1,774,213	153,711	110,124	2,038,048
Operating loss	2,111,089	236,927	2,896,790	5,244,806
Other income	147	—	75,930	76,077
Interest expense	103,925	—	821,625	925,550
Net loss	2,214,867	236,927	3,642,485	6,094,279
Additions to fixed assets	20,200	14,520	50,552	85,272
Total assets	3,374,445	18,572	914,666	4,307,683

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or negative comparable terminology or by discussion of strategy.

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

Our financial statements for the three and six months ended June 30, 2008 and 2007 have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions as noted below currently exist that raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the sale of common stock and issuance of debt. Continued operations of the Company are dependent on the Company’s ability to complete additional equity and/or debt financings and to generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity and/or debt financings. Such financings may not be available or may not be available on reasonable terms.

We successfully raised $2.5 million in debt and equity financing in February 2008, and we continued our property expenditures in the expectation of obtaining financing from one of a number of different leads we were pursuing. To date, these efforts have been unsuccessful, and we are now examining several new alternatives discussed below. Meanwhile, our two drilling programs have been completed and we have reduced our overhead expenditures to conserve our cash.

We do not have any additional financing arranged and we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt and, accordingly, may not be able to continue normal operations. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan might not succeed. Even if we are successful in obtaining additional financing to fund the next phase of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of the work program. If we do not continue to obtain additional financing, we could be forced to sell or abandon some or all of our mineral claims and our plan of operations.

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

We have no revenues, have experienced losses since inception, have no operations, have been issued a going concern opinion by our auditors and continue to rely upon the sale of our securities to fund operations.

Plan of Operations

Our plan of operations for the next twelve month period as outlined below is dependent on our obtaining additional financing under reasonable terms and conditions.

We plan to undertake the operations outlined below utilizing our existing management and field personnel and will contract for additional labor on a project basis as required. We do not anticipate making any major purchases or sales of plant and equipment as we intend to sub-contract the drilling programs and outsource the assaying, resource estimation, engineering and metallurgical studies.

Hill Copper-Zinc Project, Arizona

On March 25, 2008, the Company entered into a purchase agreement with View Sites LLC to acquire 20 patented mining claims covering 360 acres located to the west and southwest of the MAN claims and north northeast of the Hope claims.

On April 17, 2008, Aurelio closed on an agreement to acquire patented mineral claims, a patented homestead and surface rights from the Rae family. In the second quarter of 2008, we made a total of two payments totaling $265,000 associated with land and mineral rights as required under the purchase agreements.

Also in the second quarter of 2008 Bolsa staked and filed 2 additional MAN unpatented claims.

During 2008, we plan to continue to selectively acquire additional land adjoining our Hill Copper-Zinc Project through negotiations with private landholders.

Following the acquisition of ARI 2006, we have focused most of our additional land acquisition and exploration activities on the Hill Copper-Zinc Project. There we have expanded our property position with the acquisition of patented and unpatented mining claims, with purchase, lease and option agreements on additional property (mining claims and surface rights) such that we now hold the following:

•	64 patented claims plus a patented homestead on approximately 1,439 acres;

•	100 unpatented mining claims on 1,405 acres;

•	surface rights to 2,183 acres; and

•	six Arizona State mineral exploration permits on approximately 1,571 acres.

We acquired a database that includes assay results from 274 holes drilled from the early 1950s to the mid-1990s and were able to develop preliminary in-house estimates of mineralized material containing copper and other metals. We also acquired 76,780 feet of drill core from 95 holes that had been assayed for copper. We are in process of re-assaying these drill cores for gold, silver, lead and zinc in order to add to the company’s exploration database. As of June 30, 2,008 feet of this drill core had been resampled and assayed. An independent review of our in-house estimate of the mineralized material of the MAN area was completed on October 23, 2007 which estimated in-place mineralized material in the MAN area is 63,757,000 tons grading 0.43% copper and 0.15% zinc (plus gold, silver and lead credits).

During 2007, Aurelio drilled a total of 44 holes on the Hill Copper-Zinc Project, totaling 21,489 feet to obtain core and reverse circulation samples. The total amount spent in 2007 for drilling was approximately $1,023,000. No additional drilling has been conducted during the first six months of 2008.

We intend to explore our Hill Copper-Zinc Project and hope to develop and exploit any mineral deposits we discover. Alternatively, we may in the future joint venture or sell an interest in or otherwise assign the rights to develop or exploit the properties.

Phase 1 drilling started in 2006. This work was confirmatory in nature, attempting to verify the presence and grade of previously drilled mineralization by twinning Newmont and Santa Fe holes. Five holes were drilled on the Courtland zone that was well defined by previous drilling, and five more holes were drilled in the area between Courtland and MAN that had some scattered mineralized intervals. This drilling confirmed previous drilling data that were acquired by us from various other mining companies that had previously conducted exploration activities on the property, including Newmont, ASARCO, Santa Fe, Bear Creek, Great Gray and MEXCO. In 2007, follow-up drilling was begun to outline oxide mineralization in the South Courtland zone. The results of this phase of drilling were that the Courtland mineralization was confirmed; and the other five holes began to show the presence of continuation of mineralization between the Courtland and MAN zones. This new target has since been named South Courtland.

Phase 2 drilling started in 2007. The primary objective of this phase was to further confirm and extend the oxide mineralization at South Courtland. A total of 29 holes were drilled in the central part of the zone to expand on previous drilling. Most holes extended deeper into a sulphide mineralized zone in order to test the geological model for sulphide material. In addition, five confirmation holes were drilled in the MAN zone to confirm certain drilling data that was acquired from other parties who had previously conducted exploration activities in this area.

The results of Phase 2 drilling show that the South Courtland prospect consists of a thin (~125 feet) surface layer of oxidized ledges leading down-dip into sulphide mineralization. At present, it is estimated that only about one third of the South Courtland zone has been drill-tested. Two of the holes were drilled between the South Courtland and MAN zones and those intercepts suggest possible continuity of the two zones. Drilling shows that there is significant zinc mineralization in some areas that are distinct from the copper mineralization. Further work will be necessary to more extensively evaluate this prospect.

The drill holes that Bolsa completed during 2007 in the MAN zone successfully duplicated previously acquired drilling data and confirmed the presence of a thick chalcocite blanket overlying high-grade sulphide mineralization including copper, zinc, silver, and gold, with scattered lead values. Some samples of the drill core have now been submitted for leachability analysis. Based these leach test results completed in April 2008, we have initially confirmed that secondary (chalcocite) copper mineralization is amenable to extraction of copper using industry-standard acid leach solution methods. The Company has decided to continue its metallurgical test work on additional drill core samples, after which a metallurgical scoping study will be carried out.

We anticipate that the next phase of the work program at the Project will cost approximately $1.7 million over the next twelve months for exploration, engineering, environmental and metallurgical studies, property payments and land acquisition. These costs, however, do not include any drilling at the project and, if we are to commence a drilling program within six months this would add at least another $1.0 million to the above total over this period. Within the next year, total costs at the project level could increase to approximately $5.2 million (including the above) if we have the funds available and are able to do the additional drilling and subsequent metallurgical and engineering work to maintain the momentum on the project that is warranted by our successes to date.

The planned exploration program will include detailed metallurgical test-work by an independent engineering firm on the chalcocite blanket and on oxide- and sulfide-mineralized zones of the Project. The Company will also continue to re-log, re-sample and re-assay the historic drill core from prior exploration programs acquired during 2007. Upon completion of these phases of work, we plan to prepare resource estimates by an independent engineering firm (in accordance with Canada’s National Instrument 43-101) for the Courtland, South Courtland and MAN areas of the Project.

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

Gavilanes Property

In the first quarter of 2008, we made one option payment of $20,000 and made a second $20,000 payment in July 2008 in order to keep the Gavilanes land purchase option in good standing. We may need to raise additional funds in order to make subsequent payments.

Our planned exploration program during the next twelve months includes 7,000 feet of diamond drilling to test seven targets that we believe have the greatest potential that we identified to date on the Gavilanes Property. Based on our review of all the pertinent data available on the property, we are pursuing our goal of identifying a bulk mineable, open pittable deposit at Gavilanes. The budget for this drill program is approximately $373,000 (not including land costs). If this program shows the expected results, we will then undertake a larger program of up to 15,000 feet of diamond drilling on the property that is anticipated to cost approximately an additional $700,000.

Results of Operations

Revenues

We have had no operating revenues since our inception on February 19, 2004, through June 30, 2008. During the next twelve-month period, we will not generate any revenues.

General Operating Expenses

General operating expenses consist primarily of labor costs, including stock based compensation expenses, for officers, directors and administrative employees. In addition, the company incurs professional accounting and legal fees in its normal course of business, transfer agent fees and maintaining our offices. All such costs are included in general administrative expense.

We anticipate spending approximately $1.8 million in ongoing general and administrative expenses over the next twelve months. Such expenditures exclude the costs that might be incurred in raising additional funding. The general and administrative expenses for the year will consist primarily of professional fees for the our management, accounting and reporting expenses, audit and legal work relating to our regulatory filings, as well as transfer agent fees, promotion and investor relations activities and the costs of maintaining our executive office in Lakewood, Colorado and our field offices in Elfrida, Arizona and in Culiacan, Mexico.

During the the first quarter of 2008, forfeitures of vested options resulted in a reduction in stock based compensation expense of $348,500 of which $315,500 was credited to general and administrative expense and $33,000 was credited to mineral property expenditures expense.

Mineral Property Costs

Costs incurred during each of the three and six month periods ended June 30, 2008 and 2007 pertain primarily to property maintenance payments and exploration activities that are described above under “Hill Copper-Zing Project.” Costs vary from period to period based upon the timing of required payments and funds available to carryout planned exploration activities including drilling, assaying, geological and metallurgical evaluations.

Professional Fees

Professional fees pertain to contract labor costs related to field personnel conducting exploration and exploration planning activities. Variations from period to period pertain principally to available funding.

Interest Expense

Interest expense in 2008 pertains to the issuance of convertible debentures in February 2008, including amortization of the discount attributed to recording these debentures at FMV as well as recognition of the beneficial conversion feature.

Liquidity and Capital Resources

At June 30, 2008, we had cash on hand of $885 thousand.

We raised $2.5 million in February 2008 in two separate financings. However, we anticipate that our cash and working capital will only be sufficient to enable us to pay for the cost of a limited exploration program and for general and administrative expenses for approximately the next twelve months. Accordingly, our ability to complete our ongoing exploration activities and the next phase of our recommended work programs will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

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

Cash used in operating activities was $1.36 million for the six months ended June 30, 2008 ($768 thousand for the six months ended June 30, 2007), which reflects the costs of our operations for the period and, in 2008 and the reduction of outstanding accounts payable pertaining to 2007 property programs. Cash used in investing activities in 2008 and 2007 related principally to purchase of additional lands within the Hill Copper-Zinc project. We also used $254 thousand in the second quarter of 2008 to repay a short-term borrowing arrangement.

We have funded our business to date from sales of our common stock and convertible debentures. Gross cash proceeds from the sale of our common shares during the period from inception, on February 19, 2004, through June 30, 2008, totaled approximately $3.9 million (after adjustments when we acquired ARI). Proceeds from the sale of debentures approximated $1.5 million in 2008.

We anticipate continuing to rely on equity sales of our common shares and/or issuance of debt in order to continue to fund our business operations. Issuance of additional shares will result in dilution to our existing shareholders. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue exploration of our properties.

Contractual Obligations as of June 30, 2008	Total	Less then 1 year	1 to 3 Years	3 to 5 years	More than 5 years
Long-term bank debt(1)	$13,209	$10,496	$2,713	$—	$—
Note payable - Rae Family (6)	1,014,000	520,000	494,000	—	—
Note payable – Courtland Claims(2)	950,000	—	950,000	—	—
Debentures payable (1)	1,500,000	900,000	600,000	—	—
Unpatented Claims – annual renewal fees(3)	62,500	12,500	25,000	25,000	—
Gavilanes option payments (4)	435,000	45,000	85,000	305,000	—
Gold Coin payments (5)	1,480,000	55,000	225,000	300,000	900,000
Viewsite claims(7)	930,000	180,000	750,000	—	—
Graham payments (8)	100,000	—	100,000	—	—
Lease of Lakewood, CO office (9)	104,508	34,836	69,672	—	—
Lease of Elfrida, AZ field office (10)	204,459	28,200	28,200	28,200	119,850

(1)	Refer to Note 5 of Notes to Unaudited Financial Statements.

(2)	The purchase of the 30 patented Courtland Claims (which form part of the Hill Copper-Zinc Project) from Hope Mining and Milling Company. In addition to the promissory note, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.

(3)	For each of our 102 unpatented mining claims on the Hill Copper-Zinc Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.

(4)	In addition to the total of the option payments for the purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

(5)	A lease with option to purchase agreement for 65 unpatented claims and three Arizona Mineral Exploration Permits was entered into on April 15, 2007 for $1,500,000. The terms of the agreement were a $20,000 payment upon execution of the agreement, plus $55,000 on April 15, 2008, a $75,000 payment on April 15, 2009, and $150,000 annually thereafter, until payment is complete, which is to be on or before April 15, 2018.

(6)	The purchase price for the 13 patented claims and several surface rights on the Rae property of $1,300,000 less payments through June 30, 2008 by Bolsa of $210,000. The remainder is payable pursuant to a $1,040,000 promissory note that provides for four semi-annual payments of principal, each $260,000, together with semi-annual payments of interest on the unpaid balance of the promissory note, the first semi-annual payment due six months following date of closing and subsequent payments each six months.

(7)	On March 25, 2008, the Company entered into a purchase agreement with View Sites LLC to acquire 20 patented mining claims covering 360 acres located to the west and southwest of the MAN claims and north northeast of the Hope claims for $950,000. A $20,000 down payment was made in March 2008. Following completion of a detailed land survey, closing is scheduled for August 2008 with the balance of the purchase price payable over 30 months.

(8)	A purchase option agreement for 531 Courtland and Center Courtland Townsite Lots was effective September 24, 2007 and the $25,000 earnest and option payment was paid in 2007, with a further $100,000 due on exercise of the option during the year following January 31, 2010.

(9)	Lease of the Lakewood, Colorado office for $2,903 per month commencing in July 2008 for three years, including utilities.

(10)	Lease of a field office with housing in Elfrida, Arizona for $950 per month, not including utilities, with a commitment for fifteen years to 2022, although Bolsa can acquire the property at any time for the amount of the debt on the property.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

During the year ended December 31, 2007 we maintained consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provided services to our company. Aurelio paid or accrued consulting fees in lieu of salaries to our company officers and directors of $75,000and $893,839 during the three and six months ended June 30, 2008, respectively, of which $467,839 was attributable to amounts accrued as of December 31, 2007. The Company issued stock under the Stock Compensation Plan in payment of the consulting fees for this period. Fees charged for consulting services were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

In November 2007, the Company entered into a lease and option agreement with a director and officer for a property in Elfrida, Arizona. The Company is using the house for a field office and for temporary field accommodation and pays a market rent ($950/month) for the property. The Company also has an option to acquire the property for the amount of the mortgage debt outstanding on the property (approximately $104,000 at June 30, 2008).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. The most significant policy we have implemented is to capitalize the cost of acquiring patented mining claims and surface rights to properties. Our significant accounting policies are disclosed in Note 3 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB/A.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not	required for a Smaller Reporting Company.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”), Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our acting Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls over financial reporting for 2008, the Company’s Chief Executive Officer and acting Chief Financial Officer determined that there was one significant change to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. This change related to a single control deficiency that was identified during the first quarter of 2007 related to the Company’s recognition of the beneficial conversion feature of convertible debentures issued in February 2008. Management believes that the additional controls it implemented during the six months ended June 30, 2008 have removed the control deficiency, and its controls over financial reporting are now effective.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the quarter ended June 30, 2008.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of the Chairman and Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the acting CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of acting CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURELIO RESOURCE CORPORATION. A Colorado Corporation

Date: August 13, 2008	/s/ Stephen B. Doppler
Stephen B. Doppler
Chief Executive Officer

/s/ Frederick Warnaars
Date: August 13, 2008	Frederick Warnaars
Chief Financial Officer