Form 10KSB/A
period 2007-12-31
AURELIO RESOURCE CORP
filed 2008-09-17
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒	AMENDED ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 000-50931

AURELIO RESOURCE CORPORATION

(Name of small business issuer in its charter)

Nevada	33-1086828
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 202, 12345 Alameda Pkwy

Lakewood, Colorado, 80228

(Address of principal executive offices) (zip code)

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

As of March 21, 2008 the Registrant had 39,879,789 common shares issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☒

Documents incorporated by reference: See Part III, Item 13, and “EXHIBIT INDEX” for a listing of documents incorporated by reference into this Annual Report on FORM 10-KSB/A.

EXPLANATORY NOTE

Aurelio Resource Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) on Form 10-KSB/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the United States Securities and Exchange Commission (the “Commission”) on April 2, 2008 on Form 10-KSB (the “Form 10-KSB”), for the purpose of correcting its method of accounting for acquisition costs of unpatented mining claims, including the costs of certain unpatented mining claims that were acquired from ARI in August 2006 (Refer to Note 3 – Significant Accounting Policies and to Note 8 – Business Acquisitions in Notes to Consolidated Financial Statements contained herein under Item 7 – Financial Statements). The Company has determined that such property acquisition costs are capitalizable and should be included in assets as Mining Claims. This change in accounting is a result of the misapplication of previous GAAP. As a result of this change in policy, the comparative financial statements for 2007 and 2006 have been adjusted to apply the new accounting policy retrospectively.

In response to various comments made by the staff of the Commission, the Company has also updated certain other information contained in Description of Properties – Item1 of Part 1, Notes to Consolidated Financial Statements – Item 7 of Part 1, Managements Discussion and Analysis Item 6 of Part 1.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), the complete text of Form 10-KSB/A as amended, is set forth herein.

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

•

Aurelio, through Bolsa, entered into a non-binding letter agreement with Gold City Inc. to lease and purchase 19 unpatented mining claims in return for annual payments increasing from $20,000 in the first year to $35,000 in the fourth year. Aurelio also has an option to purchase these claims for a purchase price of $750,000. Under this letter agreement, Gold City is also entitled to a sliding scale net smelter return royalty increasing from 1.0% to 2.0% as copper prices increase from $1.50 to $3.50 per pound. This royalty only applies to production from the Gold City properties. As of December 31, 2007, the final agreement had not been finalized and no payments had yet been made to transferors.

•

We entered into a conditional agreement with the Rae family that gives us the right to purchase 13 patented mining claims (covering approximately 213 acres) located on the north of the MAN area. As part of the transaction, the Company has also acquired the right to acquire approximately 744 acres of surface rights covering the entire MAN deposit in an area to the west of the deposit, with an additional 292 acres of surface and mineral rights to the east of the deposit. These acquisitions were concluded through Bolsa. The option agreement included an initial down payment of $10,000 and a further down payment of $40,000 before year-end, with additional staged payments over two years for a total cost of $1.3 million. There is no royalty payable on production from any of the patented mining claims.

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

“azurite” – a blue oxide copper mineral, Cu3(CO3)2(OH)2; 55% copper

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

“sulphide” – refers to several types of chemical compounds containing sulfur in its lowest oxidation number of – 2;

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

The claims staked or otherwise acquired, exploration permits and leases obtained, and other property acquisitions are listed chronologically:

Date	Property Name	Claims Patented		Claims Unpatented	Acres Mineral		Acres Surface
March 7, 2005	BLM filing date - MAN claims; quitclaim deed to Aurelio recorded January 19, 2007			6	(see below)
November 8, 2005	BLM filing date - MAN claims; quitclaim deed to Aurelio recorded January 19, 2007			7	(see below)
September 15, 2006	Hope Mining claims	30			550		550
January 24, 2007	BLM filing date - MAN claims			9	(see below)
January 25, 2007	BLM filing date - MAN claims			8	(see below)
March 27, 2007	Newmont Mining – claims	2	(2)		24		24
March 28, 2007	Gold City Inc. option(3)			19	242
April 15, 2007	Gold Coin – claims			65	1021
April 15, 2007	Gold Coin - 3 AZ state mineral exploration permits				251
August 6, 2007	Rae Family – claims	13			213		213
	Rae Family – 2 surface rights parcels						744
	Rae Family - surface & mineral rights (homestead patented)				292		292
August 17, 2007	BLM filing date - MAN claims			5	(see below)
August 28, 2007	Bolsa received 3 AZ state mineral exploration permits, Sections 33, 34, 35, T19S, R25E				1320
September 24, 2007	Graham – 531 Courtland Townsite Lots (overlaps other surface rights)

TOTALS:	Total patented claims	45

	Total unpatented claims			119

	Total acres MAN Area claims				384

	Total acres mineral rights				4297	(1)

	Total acres surface rights						1823	(1)

	Total acres mineral and surface						5041	(1)

(1)	– The total acreages are approximate due to the complexity of overlapping claims as well as incomplete surveys for Gold Coin, MAN Claims and Gold City properties.

(2)	– Newmont held 50% of one of the two claims.

(3)	The Gold City option is in the form of a non-binding signed letter agreement and formal documentation had not been executed and no payments had been made to transferors as of December 31, 2007.

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

In March 2007, the Company entered into an exploration lease and option agreement with Gold City Inc. (Al Conti) for the purchase of 19 unpatented mining claims to the north of as well as overlapping the initial 13 MAN claims. The Gold City option is in the form of a non-binding signed letter agreement and final documentation had not been executed and no payments had been made to transferors’ as of December 31, 2007. The terms of the non-binding letter agreement call for an initial lease payment of $20,000 at closing, with subsequent payments over four years of $90,000. Should the Company exercise the purchase option, the purchase price will be $750,000,payable by way of a future net smelter royalty of 1% to 2% depending upon the net sales price per pound of copper.

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

We entered into a conditional agreement with the Rae family that gives us the right to purchase 13 patented mining claims (covering approximately 213 acres) located on the north of the MAN area. As part of the transaction, the Company has also acquired the right to acquire approximately 744 acres of surface rights covering the entire MAN deposit in an area to the west of the deposit, with an additional 292 acres of surface and mineral rights to the east of the deposit. These acquisitions were concluded through Bolsa. The option agreement included an initial down payment of $10,000 and a further down payment of $40,000 before year-end, with additional staged payments over two years for a total cost of $1.3 million. There is no royalty payable on production from any of the patented mining claims.

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

The high and the low bid prices for our common shares reported for the OTC Bulletin Board for each of the quarters during the year ended May 31, 2006, for the two quarters and the month of December in the year ended December 31, 2006 and the year ended December 31, 2007 are set forth in the table below.

		High	Low
2006	January through March	0.06	0.06
	April through June	0.06	0.06
	July through September	1.01	0.06
	October to December	1.25	0.73
2007	January through March	1.43	0.70
	April through June	1.75	0.85
	July through September	1.29	0.76
	October through December	0.82	0.26

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

	For the period ending	Comparative period

Q1	March 31, 2007	February 28, 2006

Q2	June 30, 2007	May 31, 2006

Q3	September 30, 2007	August 31, 2006

Q4	December 31, 2007	December 31, 2006(1)

(1)	Four months and seven months, respectively, when compared with the quarter and year ended December 31, 2007.

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

Following the acquisition of ARI we have focused most of our attention during the last five months of 2006 and during the year ended December 31, 2007 on the Hill Copper-Zinc Project in Arizona. There we have expanded our property position with the acquisition of patented and unpatented mining claims, with purchase, lease and option agreements on additional property (mining claims and surface rights) such that we now hold the following: 45 patented claims on approximately 787 acres; 119 unpatented mining claims on 1647 acres; surface rights to 1822 acres; six Arizona State mineral exploration permits on approximately 1571 acres. We acquired a data base that includes assay results from 274 holes drilled from the 1950s to the mid-1990s and were able to develop preliminary in-house copper resource estimates. We also acquired 76,780 feet of drill core from 95 holes that had been assayed for copper, and is to be re-assayed for gold, silver, lead and zinc in order to add to the company’s exploration database. An independent review of its in-house estimate of the mineralized material of the MAN area was completed which estimated in-place mineralized material in the MAN area is 63,757,000 tons grading 0.43% copper and 0.15% zinc, plus gold, silver and lead credits).

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

Our loss for the year ended December 31, 2007 was $3,379,987, and this included the expensing of all our exploration programs and overhead costs, including some non-cash compensation expense under the Stock Compensation Plan and for stock options issued to our directors and officers who worked for many months during the year without cash compensation. This loss compared with a loss of $974,782 for the year ended December 31, 2006. Our cash used in operations, which was primarily focused on exploring the Hill Copper-Zinc Project, was $1,712,837 for the year ended December 31, 2007, which compared with cash used in operations of $851,290 during the year ended December 31, 2006. We used $170,102 in the year ended December 31, 2007 for investing activities, and this compares with $285,130 used during the year ended December 31, 2006 for the deposit and the purchase of the Courtland area patented mining claims and for some fixed asset purchases.

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

Cash used in operating activities was $1,712,837 for the year ended December 31, 2007 ($851,290 for the year ended December 31, 2006), which reflects the costs of our operations for the period. The difference in the amount of cash used in the periods reflects the active exploration program we initiated in September 2006 on the Hill Copper-Zinc Project in Arizona and which proceeded for a full year during 2007.

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

Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations as of December 31, 2007	Total	Less then 1 year	1 to 3 Years	3 to 5 years	More than 5 years
Long-term debt(1)	$17,909	$9,819	$8,090	$—	$—
Note payable – Courtland Claims(2)
Interest	156,750	57,000	99,750	—	—
Principal	950,000	—	950,000	—	—
Unpatented Claims – annual renewal fees(3)	74,375	14,875	29,750	29,750	—
Gavilanes option payments (4)	455,000	40,000	110,000	305,000	—
Newmont Claims payments (5)	25,000	25,000	—	—	—
Gold Coin payments (6)	1,480,000	55,000	225,000	300,000	900,000
Rae Family payments(7)	1,250,000	470,000	780,000	—	—
Graham payments (8)	100,000	—	100,000	—	—
Lease of Littleton, CO office (9)	12,348	12,348	—	—	—
Lease of Sun Sites, AZ office (10)	500	500	—	—	—
Lease of Elfrida, AZ field office (11)	211,500	14,100	28,200	28,200	141,000
Lease of Arizona storage space(12)	2,052	2.052	—	—	—
Lease of Culiacan, MX office (13)	1,400	1,400	—	—	—

(1)	The long-term debt was to finance the purchase of office equipment and is a 36-month note payable under a business installment loan from JPMorgan Chase Bank, NA. The interest rate is 12.25% simple interest and the loan is cash collateralized.

(2)	The purchase of the 30 patented Courtland Claims (which form part of the Hill Copper-Zinc Project) from Hope Mining and Milling Company was closed on September 15, 2006 with the payment of the deposit of $250,000. In addition to the acquisition price, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.

(3)	For each of our 119 unpatented mining claims on the Hill Copper-Zinc Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.

(4)	In addition to the total of the option payments for the purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

(5)	A purchase agreement was entered into March 27, 2007 with Newmont Realty Company to purchase 2 patented claims, the Banner (100%) and the Australia (50%). The terms of the agreement include the payment of $25,000 upon execution of the agreement, and $25,000 six, nine and twelve months after the effective date. In 2007, a total of $75,000 was paid to Newmont. The twelve month payment remains due on March 27, 2008. A net smelter return royalty on mineral production of the Property equal to one percent (1%) of Net Smelter Returns from the disposition of all mineral produced.

(6)	A lease with option to purchase agreement for 65 unpatented claims and three Arizona Mineral Exploration Permits was entered into on April 15, 2007 for $1,500,000. The terms of the agreement were a $20,000 payment upon execution of the agreement, plus $55,000 on April 15, 2008, a $75,000 payment on April 15, 2009, and $150,000 annually thereafter, until payment is complete, which is to be on or before April 15, 2018.

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

Related Party Transactions

During the year ended December 31, 2007 we maintained consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provided services to our company. During the year we paid or accrued consulting fees in lieu of salaries to our president, company officers and directors of $433,890 in total (for the year ended December 31, 2006: $129,159). As cash was unavailable to pay consulting fees to directors and officers during the last four months of 2007, the Company issued stock in January 2008 under the Stock Compensation Plan with a total value of $100,739 in payment of the consulting fees for this period. Fees charged for consulting services were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

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

ITEM 7	FINANCIAL STATEMENTS

Our audited financial statements for year ended December 31, 2007, are described below:

(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Balance Sheets as at December 31, 2007 and 2006

(c)	Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and the period from inception (February 19, 2004) to December 31, 2007

(d)	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from inception (February 19, 2004) to December 31, 2007

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and the period from inception (February 19, 2004) to December 31, 2007

(f)	Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Aurelio Resource Corporation

We have audited the accompanying consolidated balance sheets of Aurelio Resource Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception (February 19, 2004) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurelio Resource Corporation as of December 31, 2007 and 2006 and the results of operations and cash flows for the years then ended and for the period from inception (February 19, 2004) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company

Littleton, CO

March 31, 2008, except for Notes 3 and 8, as to which the date is September 15, 2008

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2007 Restated	Dec. 31, 2006 Restated
ASSETS
Current assets
Cash	$268,410	$464,521
Advances	3,478	—
Security deposits	4,765	2,255
Prepaid expenses	3,233	—
Reclamation bond - MAN claims drilling	36,714
Deposit for core drilling	—	150,000

Total current assets	316,600	616,776

Mining claims	1,955,300	1,805,300
Property and equipment, net	62,570	55,489

	2,017,870	1,860,789

Total Assets	$2,334,470	$2,477,565

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$373,745	$242,301
Accounts payable-related parties	561,103	15,319
Short term note payable	253,836	—
Current portion of long-term debt	9,819	8,693

Total current liabilities	1,198,503	266,313

Long-term debt	8,130	17,908
Note payable - Courtland Claims	950,000	950,000

	958,130	967,908

Total Liabilities	2,156,633	1,234,221

Stockholders’ Equity
Common stock, $.001 par value; 487,500,000 shares authorized; 34,647,155 issued and outstanding	34,648	32,437
Additional paid in capital	4,595,707	2,281,763
Accumulated deficit during the exploration stage	(4,449,263)	(1,069,276)
Cumulative effect of currency translation	(3,255)	(1,580)

Total Stockholders’ Equity	177,837	1,243,344

Total Liabilities and Stockholders’ Equity	$2,334,470	$2,477,565

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended Dec. 31, 2007	Year Ended Dec. 31, 2006	Feb. 19, 2004 (Inception) Through Dec. 31, 2007
Revenue	$—	$—	$—

Expenses:
Depreciation	13,021	2,628	15,649
Directors’ fees	896,000	—	896,000
General and administrative	633,464	326,114	945,457
Mineral property expenditures	1,279,875	459,835	1,789,834
Professional fees	549,454	193,326	801,586
	3,371,814	981,903	4,448,526

Loss from operations	(3,371,814)	(981,903)	(4,448,526)

Other income (expense)
Other income	50,395	—	50,395
Interest income	8,688	8,154	17,157
Interest expense	(67,256)	(1,033)	(68,289)

Loss before provision for income tax	(3,379,987)	(974,782)	(4,449,263)
Provision for income tax	—	—	—

Net loss	(3,379,987)	(974,782)	(4,449,263)
Other comprehensive income (loss) - net of tax
Foreign currency translation losses	(1,675)	(1,580)	(3,255)

Comprehensive loss	$(3,381,662)	$(976,362)	$(4,452,518)

Net loss per share
(Basic and fully diluted)	$(0.10)	$(0.03)

Weighted average number of common shares outstanding	33,572,482	31,260,355

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Deficit Accumulated During	Cumulative Effect of Currency	Total Shareholders’ Equity
	Shares	Amount	Capital	Exploration Stage	Translation	(Deficit)
Balance, February 19, 2004 (date of inception)	—	$—	$—	$—	$—	$—
Common stock issued for cash at $0.002 per share, March 2004	13,000,000	13,000	7,000	—	—	20,000
Common stock issued for cash at $0.004 per share, April 2004	18,200,000	18,200	51,800	—	—	70,000
Common stock issued for cash at $0.03 per share, May 2004	201,500	202	5,998	—	—	6,200
Net loss	—	—	—	(14,607)	—	(14,607)

Balance, May 31, 2004	31,401,500	31,402	64,798	(14,607)	—	81,593
Net loss	—	—	—	(60,698)	—	(60,698)

Balance, May 31, 2005	31,401,500	31,402	64,798	(75,305)	—	20,895
Net loss	—	—	—	(36,750)	—	(36,750)

Balance, May 31, 2006	31,401,500	31,402	64,798	(112,055)	—	(15,855)
Common stock returned for cancellation	(12,965,000)	(12,965)	12,965	—	—	—
Common stock issued for acquisition of Subsidiaries	10,000,000	10,000	440,000	—	—	450,000
Common stock issued for cash at $0.40 per share, September 2006	4,000,000	4,000	1,596,000	—	—	1,600,000
Common stock options issued	—	—	168,000	—	—	168,000
Net loss	—	—	—	(957,221)	(1,580)	(958,801)

Balance, December 31, 2006	32,436,500	$32,437	$2,281,763	$(1,069,276)	$(1,580)	$1,243,344

Continued on next page

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued From Previous Page)

	Common Stock		Additional Paid-in	Deficit Accumulate During Exploration	Cumulative Effect of Currency	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	Translation	(Deficit)
Balance, December 31, 2006	32,436,500	32,437	2,281,763	(1,069,276)	(1,580)	1,243,344
Expense associated with issuance of stock options to directors and employees for services, Mar 2007	—	—	117,000	—	—	117,000
Common stock issued for services under Incentive Compensation Plan, February 2007	237,110	237	229,763	—	—	230,000
Common stock issued for services under Incentive Compensation Plan, March 2007	16,990	17	17,483	—	—	17,500
Expense associated with issuance of stock options to directors and employees for services, Jun 2007	—	—	288,500	—	—	288,500
Common stock issued for cash at $0.90 per share, June 2007	1,476,555	1,477	1,327,178	—	—	1,328,655
Common stock issued for services at $1.05 per share, October 2007	30,000	30	31,470	—	—	31,500
Common stock issued for services at $0.63 per share, October 2007	150,000	150	94,350	—	—	94,500
Common stock issued for cash at $0.79 per share, October 2007	100,000	100	78,900	—	—	79,000
Common stock issued for services at $0.60 per share, December 2007	150,000	150	89,850	—	—	90,000
Common stock issued for cash at $0.79 per share, December 2007	50,000	50	39,450	—	—	39,500
Net loss	—	—	—	(3,379,987)	(1,675)	(3,381,662)

Balance, December 31, 2007	34,647,155	$34,648	$4,595,707	$(4,449,263)	$(3,255)	$177,837

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended Dec. 31, 2007	Year Ended Dec. 31, 2006 Restated	Feb. 19, 2004 (Inception) Through Dec. 31, 2007 Restated
Cash Flows From Operating Activities:
Net loss	$(3,379,987)	$(974,782)	$(4,449,263)
Adjustments to reconcile comprehensive loss to net cash provided by (used for) operating activities:
Depreciation	13,021	2,628	15,649
Non-cash stock-based compensation expense	869,000	168,000	1,037,000
Interest accrued on S/T note	3,836	—	3,836
Changes in current assets and liabilities:
Advances	(3,478)	—	(3,478)
Security deposits	(2,510)	(2,255)	(4,765)
Prepaid expense	(3,233)	—	(3,233)
Reclamation bond - MAN claims drilling	(36,714)	—	(36,714)
Deposit for core drilling	150,000	(150,000)	—
Accounts payable and accrued liabilities	131,444	89,800	373,745
Accounts payable - related parties	545,784	15,319	561,103

Net cash provided by (used for) operating activities	(1,712,837)	(851,290)	(2,506,120)

Cash Flows From Investing Activities:
Purchase of mining claims - net	(150,000)	(253,614)	(403,614)
Purchase of fixed assets - net	(20,102)	(31,516)	(51,618)

Net cash provided by (used for) investing activities	(170,102)	(285,130)	(455,232)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended Dec. 31, 2007	Year Ended Dec. 31, 2006 Restated	Feb. 19, 2004 (Inception) Through Dec. 31, 2007 Restated
Cash Flows From Financing Activities:
Short term note payable	250,000	—	250,000
L/T debt principal repayment	(8,652)	—	(8,652)
Proceeds from exercise of stock options	118,500	—	118,500
Issuance of common stock	1,328,655	1,600,000	2,873,169

Net cash provided by (used for) financing activities	1,688,503	1,600,000	3,233,017

Effect of exchange rate changes on cash	(1,675)	(1,580)	(3,255)

Net Increase (Decrease) In Cash	(196,111)	462,000	268,410
Cash At The Beginning Of The Period	464,521	2,521	—

Cash At The End Of The Period	$268,410	$464,521	$268,410

Schedule Of Non-Cash Investing And Financing Activities
Acquisition of Minera Milenium, S.A. de C.V.	$—	$(46)	$(46)
Acquisition of Aurelio Resources, Inc.	—	450,000	450,000
Mineral properties	150,000	1,805,300	1,955,300
Less note payable	—	(950,000)	(950,000)
Fixed assets	—	58,117	78,219
Less long-term debt	—	(26,601)	(26,601)
Supplemental Disclosure
Cash paid for interest	(63,420)	(1,033)	(64,453)
Cash paid for income taxes	—	—	—

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

In reviewing the purchase price allocation to the mining claims acquired from ARI in August 2006, the Company determined that $601,686 of such costs should be attributed to said unpatented mining claims as at August 17, 2006, the date of the closing. The consideration paid to ARI was common stock of the Company. Accordingly, the reciprocal adjustment to correct the cost of unpatented mining claims is to increase additional paid-in capital.

The following financial statement line items for the years ended as of December 31, 2007 and 2006 as well as from inception through December 31, 2007 that were effected by this change in accounting policy are shown below. It should be noted that results of operations were not affected by this change.

	Dec 31, 2007	Dec 31, 2006	From Inception through Dec 31, 2007
	$	$	$
Consolidated Balance Sheets:
Assets
Mineral Claims
After adjustment	1,955,300	1,805,300
As reported previously	1,353,614	1,203,614

Effect of Change	601,686	601,686

Stockholders Equity (Deficit)
Additional Paid-in Capital
After adjustment	4,595,707	2,281,763
As reported previously	3,994,021	1,680,077

Effect of Change	601,686	601,686

Consolidated Statements of Stockholders’ Equity
Common Stock Issued for Acquisition of Subsidiaries
After adjustment	—	450,000
As reported previously	—	(151,686)

Effect of Change	—	601,686

Consolidated Statements of Cash Flows
Schedule Of Non-Cash Investing And Financing Activities
Acquisition of Aurelio Resources, Inc.
After adjustment	—	450,000	450,000
As reported previously	—	(151,686)	(151,686)

Effect of Change	—	601,686	601,686

Supplemental Disclosures
Mineral Properties
After adjustment	—	1,805,300	1,955,300
As reported previously	—	1,203,614	1,353,614

Effect of Change	—	601,686	601,686

The following sets forth the restated balance sheets and the effect of the change in accounting policy referred to above for each of the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007:

CONSOLIDATED CONDENSED BALANCE SHEET

as of March 31, 2007

(unaudited)

	As Restated	As Reported Previously	Effect of the Change
ASSETS
Current assets
Cash	$247,431	$247,431	$—
Advances	1,224	1,224	—
Security deposits	5,255	5,255	—
Prepaid expenses	8,348	8,348	—
Deposit for core drilling	—	—	—

Total current assets	262,258	262,258	—

Mining claims	1,805,300	1,203,614	601,686
Equipment, net	53,660	53,660	—

	1,858,960	1,257,274	601,686

Total Assets	$2,121,218	$1,519,532	$601,686

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$48,685	$48,685	$—
Accounts payable - related parties	25,514	25,514	—
Stock subscriptions received	200,000	200,000	—
Current portion of long-term debt	10,363	10,363	—

Total current liabilities	284,562	284,562	—

Long-term debt	15,565	15,565	—
Note payable - Courtland Claims	950,000	950,000	—

	965,565	965,565	—

Total Liabilities	1,250,127	1,250,127	—

Stockholders’ Equity
Common stock, $0.001 par value;	32,691	32,691	—
Additional paid in capital	2,646,009	2,044,323	601,686
Deficit accumulated during exploration stage	(1,805,675)	(1,805,675)	—
Cumulative effect of currency translation	(1,934)	(1,934)	—

Total Stockholders’ Equity	871,091	269,405	601,686

Total Liabilities and Stockholders’ Equity	$2,121,218	$1,519,532	$601,686

CONSOLIDATED CONDENSED BALANCE SHEET

as of June 30, 2007

(unaudited)

	As Restated	As Reported Previously	Effect of the Change
ASSETS
Current assets
Cash	$976,051	$976,051	$—
Advances	2,128	2,128	—
Security deposits	8,025	8,025	—
Prepaid expenses	4,040	4,040	—
Deposit for core drilling	—	—	—

Total current assets	990,244	990,244	—

Mining claims	1,830,300	1,228,614	601,686
Equipment, net	70,050	70,050	—

	1,900,350	1,298,664	601,686

Total Assets	$2,890,594	$2,288,908	$601,686

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$144,944	$144,944	$—
Accounts payable - related parties	26,460	26,460	—
Current portion of long-term debt	9,239	9,239	—

Total current liabilities	180,643	180,643	—

Long-term debt	13,166	13,166	—
Note payable - Courtland Claims	950,000	950,000	—

	963,166	963,166	—

Total Liabilities	1,143,809	1,143,809	—

Stockholders’ Equity
Common stock, $0.001 par value;	34,168	34,168	—
Additional paid in capital	4,261,932	3,660,246	601,686
Deficit accumulated during exploration stage	(2,547,419)	(2,547,419)	—
Cumulative effect of currency translation	(1,896)	(1,896)	—

Total Stockholders’ Equity	1,746,785	1,145,099	601,686

Total Liabilities and Stockholders’ Equity	$2,890,594	$2,288,908	$601,686

CONSOLIDATED CONDENSED BALANCE SHEET

as of September 30, 2007

(unaudited)

	As Restated	As Reported Previously	Effect of the Change
ASSETS
Current assets
Cash	$200,830	$200,830	$—
Advances	3,468	3,468	—
Security deposits	8,890	8,890	—
Prepaid expenses	2,640	2,640	—
Bonds	36,714	36,714	—

Total current assets	252,542	252,542	—

Mining claims	1,930,300	1,328,614	601,686
Equipment, net	66,204	66,204	—

	1,996,504	1,394,818	601,686

Total Assets	$2,249,046	$1,647,360	$601,686

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$102,430	$102,430	$—
Accounts payable - related parties	16,450	16,450	—
Current portion of long-term debt	9,525	9,525	—

Total current liabilities	128,405	128,405	—

Long-term debt	10,690	10,690	—
Note payable - Courtland Claims	950,000	950,000	—

	960,690	960,690	—

Total Liabilities	1,089,095	1,089,095	—

Stockholders’ Equity
Common stock, $0.001 par value;	34,168	34,168	—
Additional paid in capital	4,261,932	3,660,246	601,686
Deficit accumulated during exploration stage	(3,132,497)	(3,132,497)	—
Cumulative effect of currency translation	(3,652)	(3,652)	—

Total Stockholders’ Equity	1,159,951	558,265	601,686

Total Liabilities and Stockholders’ Equity	$2,249,046	$1,647,360	$601,686

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

Mineral properties and exploration expenditures

The costs of acquiring mineral claims and properties are capitalized and we expect to amortize such costs over their estimated useful lives following the commencement of commercial production or charge such costs to expense if the properties are sold or abandoned. If it is determined that a property is not economically viable based upon scoping or feasibility studies, the capitalized costs of patented claims and surface rights will be written off. If the studies show the carrying value to be in excess of their economic value, then the properties will be considered impaired and will be written down to their current economic value.

Exploration expenses and the costs for carrying and retaining mineral properties and claims are expensed as incurred.

When it is determined that a mineral deposit can be economically and legally extracted or produced based on established proven and probable reserves based on an independent feasibility study that shows the economic viability of the deposit as confirmed by a Competent Person, subsequent development and construction costs incurred after such determination will be capitalized. Upon the commencement of commercial production, such capitalized costs will be amortized on the units of production basis using the estimated proven and probable reserves as the depletion basis.

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

NOTE 4	MANAGEMENT OF FINANCIAL RISK

The Company is subject to a concentration of credit risk with all of its cash at December 31, 2007 on deposit with JPMorgan Chase Bank, NA. The cash balance at year-end exceeded the FDIC limit of $100,000 by $162,288. Management considers that in view of the financial standing and nature of the operations of JPMorgan Chase Bank, NA the risk of loss is small.

NOTE 5	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007 we maintained consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provided services to our company. During the year we paid or accrued consulting fees in lieu of salaries to our president, company officers and directors of $433,890 in total (for the year ended December 31, 2006: $129,159). As cash was unavailable to pay consulting fees to directors and officers during the last four months of 2007, the Company issued stock in January 2008 under the Stock Compensation Plan with a total value of $100,739 in payment of the consulting fees for this period. Fees charged for consulting services were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

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

	Arizona	Mexico	Corporate	Total
As of and for the twelve months ended December 31, 2007:
Revenue	$—	$—	$—	$—
Depreciation expense	1,500	2,592	8,929	13,021
Mineral property expenditures	1,112,773	107,102	60,000	1,279,875
Operating loss	1,276,455	137,054	1,958,305	3,371,814
Other income	135	—	58,948	59,083
Interest expense	60,599	—	6,657	67,256
Net loss	1,336,919	137,054	1,906,014	3,379,987
Additions to fixed assets	15,000	402	4,700	20,102
Total assets	2,018,911	18,204	297,355	2,334,470
As of and for the twelve months ended December 31, 2006:
Revenue	—	—	—	—
Depreciation expense	—	421	2,207	2,628
Mineral property expenditures	437,658	22,177	—	459,835
Operating loss	527,300	60,656	393,947	981,903
Other income	10	—	8,144	8,154
Interest expense	—	—	1,033	1,033
Net loss	527,290	60,656	386,836	974,782
Additions to fixed assets	—	13,485	44,632	58,117
Total assets	1,992,947	42,829	441,789	2,477,565
As of and since inception through December 31, 2007:
Revenue	—	—	—	—
Depreciation expense	1,500	3,013	11,136	15,649
Mineral property expenditures	1,550,431	129,279	110,124	1,789,834
Operating loss	1,803,755	197,710	2,447,061	4,448,526
Other income	145	—	67,407	67,552
Interest expense	60,799	—	7,490	68,289
Net loss	1,864,409	197,710	2,387,144	4,449,263
Additions to fixed assets	15,000	13,887	49,332	78,219
Total assets	2,018,911	18,204	297,355	2,334,470

NOTE 8	BUSINESS ACQUISITIONS

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

On August 17, 2006 the Company acquired 100% of the outstanding stock of ARI in a transaction accounted for as a business purchase, by issuing 10,000,000 common shares priced at $0.045 per share for 100% of the outstanding stock of ARI. The price per share represents a 25% discount from the quoted price per share at the closing date and was determined by the Board of Directors to represent the fair value of the shares issued given that such common shares were restricted from being freely traded and that the market for the Company’s shares had been highly illiquid for more than one year prior to consummation of the transaction. The primary reason for the acquisition was to acquire the 100% interest in thirteen mining claims on a property located in southeastern Arizona.

The Company has restated its purchase cost for the acquisition of ARI as a result of changing its accounting policy related to capitalizing rather than expensing the acquisition costs of unpatented mining claims as had previously been reported (refer to Note 3 Significant Accounting Policies),. This restatement has resulted in changes to the following items included in the Company’s financial statements as follows: The carrying values of mineral properties and additional paid-in capital included in the Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006; Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2007 and 2006; Schedule Of Non-Cash Investing and Financing Activities included in Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006; and Segment Information contained elsewhere in these Notes to Consolidated Financial Statements.

The allocation of the purchase costs to ARI’s assets and liabilities (unaudited) are as follows:

Purchase cost

	Shares	Value
Issuance of Aurelio Resource Corporation common stock	10,000,000	$450,000

Allocation of Purchase Cost

Current assets	$10,875
Mineral claims	601,686
Equipments, net	(1,239)
Accounts payable	(40,741)
Advance on investment	(103,150)
Accounts payable – related parties	(19,863)

Net Asset Value	$450,000

We calculated unaudited proforma results of operations for the year ended December 31, 2006, presented as if the acquisition of ARI had taken place on January 1, 2006. The results would have shown a net loss for the year ended December 31, 2006 of $987,424 or $(0.03) per share.

NOTE 9	PROPERTY ACQUISITIONS

Date	Property Name	Asset Cost	Liabilities
August 17, 2006	MAN claims	$601,686	$—
September 15, 2006	Hope Mining claims	1,203,614	950,000
March 27, 2007	Newmont Mining – claims (option payments – option exercised in March 2008)	75,000	—
August 6, 2007	Rae Family – claims, surface and mineral rights (option payments – expected to close in April 2008)	50,000	—
September 24, 2007	Graham - 524 Courtland Townsite lots (overlap other surface rights) (option payment)	25,000	—

TOTAL		$1,955,300	$950,000

On May 15, 2006 our subsidiary, ARI, entered into a non-binding agreement in principal with Hope Mining and Milling Company (“Hope MMC”), an Arizona corporation, concerning the acquisition by ARI of 30 patented mining claims known as the Courtland Claims and located in the Turquoise Mining District, Cochise County, Arizona. On September 18, 2006, ARI, Bolsa and Hope MMC amended the terms of the agreement whereby Bolsa accepted the assignment and completed the acquisition of the 30 patented mining claims from Hope MMC. The purchase price for the claims was $1,200,000 with $250,000 paid at closing and the remaining balance of $950,000 payable under an interest-only four year term 6% straight line annual interest-only promissory note, secured by a deed of trust, with a balloon payment at the end of year four.

In March 2007, the Company entered into an exploration lease and option agreement with Gold City Inc. (Al Conti) for the purchase of 19 unpatented mining claims to the north of as well as overlapping the initial 13 MAN claims. The Gold City option is in the form of a non-binding signed letter agreement and final documentation had not been executed and no payments had been made to transferors’ as of December 31, 2007. The terms of the non-binding letter agreement call for an initial lease payment of $20,000 at closing, with subsequent payments over four years of $90,000. Should the Company exercise the purchase option, the purchase price will be $750,000, payable by way of a future net smelter royalty of 1% to 2% depending upon the net sales price per pound of copper.

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

Effective August 6, 2007, through Bolsa, we entered into an agreement that gives the Company the right to purchase certain mineral claims and properties for $1.3 million subject to various conditions being met to the Company’s satisfaction. At the time of signing the conditional agreement, the Company made a $10,000 down payment into escrow. A second earnest money payment of $40,000 was paid into escrow on September 14, 2007 following the completion of inspection and further due diligence. Provided all conditions are met and, in particular, following the completion and acceptance of a survey on the property that is expected to be completed early in April 2008, Bolsa will pay an additional $210,000 and will become obligated to pay the remaining balance of $1,040,000 pursuant to a promissory note payable. The promissory note will be payable in four equal installments together with simple interest at 7% per annum on the outstanding balance and will be secured by a purchase money first deed of trust on the property. Under the agreement, the mineral properties to be acquired include 13 patented mining claims covering approximately 213 acres located on the northern edge of the MAN area that is part of the Company’s Hill Copper-Zinc Project in Cochise County, Arizona. There is no royalty payable on production from any of the 13 patented mining claims. In addition, we also have the right to acquire approximately 744 acres of surface rights in an area to the west of the deposit and 292 acres of surface with mineral rights, collectively known as the Rae Property.

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

NOTE 10	LONG-TERM DEBT

As of December 31,	2007	2006
Current debt:
Bank debt – portion payable within one year(1)	$9,819	$8,693

	$9,819	$8,693

Long-term debt:
Bank debt – portion payable after one year(1)	$8,130	$17,908
Note payable – Courtland Claims(2)	950,000	950,000

	$958,130	$967,908

(1)	The bank debt was to finance the purchase of office equipment and is a 36-month note payable under a business installment loan from JPMorgan Chase Bank, NA, with the final payment due on or before September 20, 2009. The interest rate is 12.25% simple interest and the loan is cash collateralized.

(2)	When we purchased the 30 patented Courtland Claims (which form part of the Hill Copper-Zinc Project) from Hope Mining and Milling Company we paid a deposit of $250,000, and the remaining balance of $950,000 is being carried on an interest-only, four-year term 6% straight line annual interest-only promissory note due on or before September 15, 2010, secured by a deed of trust, with a balloon payment at the end of year four.

NOTE 11	CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations as of December 31, 2007	Total	Less then 1 year	1 to 3 Years	3 to 5 years	More than 5 years
Long-term debt(1)	$17,909	$9,819	$8,090	$—	$—
Note payable – Courtland Claims(2)
Interest	156,750	57,000	99,750	—	—
Principal	950,000	—	950,000	—	—
Unpatented Claims – annual renewal fees(3)	74,375	14,875	29,750	29,750	—
Gavilanes option payments (4)	455,000	40,000	110,000	305,000	—
Newmont Claims payments (5)	25,000	25,000	—	—	—
Gold Coin payments (6)	1,480,000	55,000	225,000	300,000	900,000
Rae Family payments(7)	1,250,000	470,000	780,000	—	—
Graham payments (8)	100,000	—	100,000	—	—
Lease of Littleton, CO office (9)	12,348	12,348	—	—	—
Lease of Sun Sites, AZ office (10)	500	500	—	—	—
Lease of Elfrida, AZ field office (11)	211,500	14,100	28,200	28,200	141,000
Lease of Arizona storage space(12)	2,052	2.052	—	—	—
Lease of Culiacan, MX office (13)	1,400	1,400	—	—	—

(1)	The long-term debt was to finance the purchase of office equipment and is a 36-month note payable under a business installment loan from JPMorgan Chase Bank, NA. The interest rate is 12.25% simple interest and the loan is cash collateralized.

(2)	The purchase of the 30 patented Courtland Claims (which form part of the Hill Copper-Zinc Project) from Hope Mining and Milling Company was closed on September 15, 2006 with the payment of the deposit of $250,000. In addition to the acquisition price, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.

(3)	For each of our 119 unpatented mining claims on the Hill Copper-Zinc Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.

(4)	In addition to the total of the option payments for the purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

(5)	A purchase agreement was entered into March 27, 2007 with Newmont Realty Company to purchase 2 patented claims, the Banner (100%) and the Australia (50%). The terms of the agreement include the payment of $25,000 upon execution of the agreement, and $25,000 six, nine and twelve months after the effective date. In 2007, a total of $75,000 was paid to Newmont. The twelve month payment remains due on March 27, 2008. A net smelter return royalty on mineral production of the Property equal to one percent (1%) of Net Smelter Returns from the disposition of all mineral produced.

(6)	A lease with option to purchase agreement for 65 unpatented claims and three Arizona Mineral Exploration Permits was entered into on April 15, 2007 for $1,500,000. The terms of the agreement were a $20,000 payment upon execution of the agreement, plus $55,000 on April 15, 2008, a $75,000 payment on April 15, 2009, and $150,000 annually thereafter, until payment is complete, which is to be on or before April 15, 2018.

(7)	The purchase price for the 13 patented claims and surface rights on the Rae property is $1,300,000 payable as follows: $10,000 primary earnest money payment and $40,000 for a secondary earnest money payment, with both payments made in 2007. Upon acceptance of a satisfactory survey on the property, Bolsa is to pay $210,000 plus a $1,040,000 promissory note that provides for four semi-annual payments of principal, each $260,000, together with semi-annual payments of interest on the unpaid balance of the promissory note, the first semi-annual payment due six months following date of closing and subsequent payments each six months.

(8)	A purchase options agreement for 531 Courtland and Center Courtland Townsite Lots was effective September 24, 2007 and the $25,000 earnest and option payment was paid in 2007, with a further $100,000 due on exercise of the option during the year following January 31, 2010.

(9)	Lease of the Littleton, Colorado office for $2,058 per month, including utilities, with a commitment through June 2008.

(10)	Lease of an office in Sun Sites, Arizona for $500 per month with a commitment through January 2008.

(11)	Lease of a field office with housing in Elfrida, Arizona for $1175 per month, not including utilities, with a commitment for fifteen years to 2022, although Bolsa can acquire the property at any time for the amount of the debt on the property ($140,079 at December 31, 2007).

(12)	Lease of storage space near our Arizona properties for $171 per month through 2008.

(13)	Lease of office space in Culiacan, Sinaloa, Mexico for approximately $140 per month with a commitment through October 2008.

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

Our total rent expense for the year ended December 31, 2007 was $46,796.

NOTE 12	PROPERTY AND EQUIPMENT

As at December 31, 2007	Cost	Accumulated Depreciation	Net Book Value
Littleton – office furniture	$11,416	$1,918	$9,498
– office equipment	37,916	9,218	28,698
Mexico - truck	10,744	2,396	8,348
- furniture and equipment	3,143	617	2,526
Elfrida - truck	15,000	1,500	13,500

Total	$78,219	$15,649	$62,570

As at December 31, 2006	Cost	Accumulated Depreciation	Net Book Value
Littleton – office furniture	$10,099	$348	$9,751
– office equipment	35,188	1,859	33,329
Mexico - truck	10,267	342	9,925
- furniture and equipment	2,563	79	2,484

Total	$58,117	$2,628	$55,489

NOTE 13	STOCKHOLDERS’ EQUITY

a.	Authorized

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

As at December 31, 2007 the Company had 34,647,155 common shares outstanding.

NOTE 14	STOCK OPTIONS

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing method. Compensation costs related to options with graded vesting are recognized on a straight-line basis over the vesting period. The expected life for options with a contractual life of 3 to 5 years is derived from historical data pertaining to option exercises. Expected volatilities are based on historical volatilities of similar companies within the industry due to the lack of history of our common stock. The risk-free interest rate is derived from the U.S. Treasury yields in effect at the time of grant and the dividend yield is based on historical experience and expected future changes. A summary of the weighted average assumptions used to value options granted and the grant date fair value follows:

	Year Ended December 31,
	2006	2007
Expected life (in years)	1 – 2	1 – 2.5
Risk-free interest rate	4.97%	4.97% - 5%
Expected volatility	81%	81%
Dividend yield	0%	0%
Fair value	$0.34	$0.51

A summary of the status of the Plan as of December 31, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	500,000	$0.81
Granted	1,825,000	$1.07
Exercised	(150,000)	$0.79

Outstanding at December 31, 2007	2,175,000	$1.03	4.0	$—

Exercisable at December 31, 2007	1,175,000	$0.99	3.7	$—

Compensation expense for grants of common stock options to directors were $170,000 and $405,500 for the years ended December 31, 2006 and 2007, respectively, and are included in Directors’ fees. With respect to vesting, 325,000 options were granted during the first two quarters of 2007 with immediate vesting, and options to acquire 1,500,000 shares were vested as to one-third on the date of grant and one-third on each of the first and second anniversary of the grants. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $0 for both years ended December 31, 2006 and 2007. As of December 31, 2007, there was approximately $534,000 of total unrecognized compensation cost related to unvested stock options. All the non-exercisable stock options granted in the second quarter and outstanding at year-end (for 1,000,000 shares, which had a weighted-average grant date fair market value of $0.45/share), for which compensation expense had not been booked, were cancelled subsequent to year-end.

NOTE 15	STOCK COMPENSATION PLAN

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

At December 31, 2007, 2,945,900 shares were available for grant under the Compensation Plan.

NOTE 16	INCOME TAXES

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

NOTE 17	SUBSEQUENT EVENTS

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, our president and chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective for companies of our size and given our available resources such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year		Salary ($)			Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Paul Fong(1)	2007			Nil		Nil	Nil			Nil	Nil	Nil	Nil		Nil
Previously President, CEO, Treasurer and	2006	(2)		Nil		Nil	Nil			Nil	Nil	Nil	Nil		Nil
Director	2006	(3)		Nil		Nil	Nil			Nil	Nil	Nil	Nil		Nil
Patrick McGrath(1)	2007			Nil		Nil	Nil			Nil	Nil	Nil	Nil		Nil
Previously CFO, Secretary and	2006	(2)		Nil		Nil	Nil			Nil	Nil	Nil	Nil		Nil
Director	2006	(3)		Nil		Nil	Nil			Nil	Nil	Nil	Nil		Nil
Frederik Warnaars(1)(4)	2007			$75,000	(9)	Nil	$117,000	(10)		$51,000	Nil	Nil	Nil		$243,000
President, CEO or Chairman during 2006	2006	(2)		$49,500		Nil	Nil			$33,300	Nil	Nil	Nil		$82,800
and 2007 and now Corporate Secretary	2006	(3)		Nil		Nil	Nil			Nil	Nil	Nil	Nil		Nil
Stephen B. Doppler(1)(4)	2007			$24,332	(9)	Nil	$146,839	(10)		$54,000	Nil	Nil	Nil		$225,171
President, CEO and a	2006	(2)		$19,283		Nil	Nil			$33,300	Nil	Nil	Nil		$52,583
Director	2006	(3)		Nil		Nil	Nil			Nil	Nil	Nil	Nil		Nil
David C. Jonson(1)(4)(5)	2007			$44,000	(9)	Nil	$61,900	(10)		Nil	Nil	Nil	Nil		$105,900
Vice President, Business Development	2006	(2)		$47,375		Nil	Nil			$33,300	Nil	Nil	Nil		$80,675
	2006	(3)		Nil		Nil	Nil			Nil	Nil	Nil	Nil		Nil
David S. Johnson(6)(4)	2007			$26,000	(9)	Nil	$152,000	(10)		$54,000	Nil	Nil	Nil		$232,000
Chairman, previously Corporate Counsel,	2006	(2)		$10,000		Nil	Nil			$34,050	Nil	Nil	Nil		$44,050
Corporate Secretary and a Director	2006	(3)		Nil		Nil	Nil			Nil	Nil	Nil	Nil		Nil
Stephen R. Stine(7) Chief Operating Officer and a Director	2007 2006 2006	(2) (3)		$16,000 Nil Nil	(9)	Nil Nil Nil	$122,000 Nil Nil	(10)	$ $	54,000 34,050 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$ $	192,000 34,050 Nil
Allan J. Marter(8) Chief Financial Officer and a Director	2007 2006 2006	(2) (3)	$ $	28,000 3,000 Nil	(9)	Nil Nil Nil	$120,000 Nil Nil	(10)		$84,000 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$ $	232,000 3,000 Nil
Earl H. Detra(4)	2007			$43,368	(9)	Nil	$10,000	(10)		$33,000	Nil	Nil	Nil		$86,368
Vice President, Exploration

(1)

On August 17, 2006, Dr. Frederik Warnaars was appointed President, CEO, CFO, Treasurer and a director, Mr. Stephen B. Doppler was appointed as our Corporate Secretary and a director, Mr. David C. Jonson was appointed Vice President Exploration and a director, and both Mr. Paul Fong and Mr. Patrick McGrath resigned as officers and directors of our company.

(2)	The previous fiscal period was for the year ended December 31, 2006.

(3)	The fiscal period prior to that was for the year ended May 31, 2006.

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

(10)

Stock awards include amounts for salary paid in 2007 to Directors and Officers in lieu of cash, and fees paid for Board of Director fees, Compensation Committee fees, Audit Committee fees, and Board Meeting Attendance fees for the year ended December 31, 2006 and for the year ended December 31, 2007.

Consulting Contracts

Effective August 17, 2006, we entered into a consulting agreement with International American Resources, Inc., a corporation wholly-owned by Dr. Frederik Warnaars. Under the terms of this agreement, International American Resources, Inc. contracted to supply the services of Dr. Warnaars as President and CEO of our company for a period of two years, subject to annual renewal. For the provision of these consulting services, we will pay International American Resources, Inc. $5,000 monthly for the consulting services provided. We granted 100,000 options to Dr. Warnaars during the year ended December 31, 2006, and 300,000 options during the year ended December 31, 2007.

Effective August 17, 2006, we entered into a consulting agreement with Jonson Management Company, a corporation wholly-owned by David C. Jonson. Under the terms of this agreement, Jonson Management Company contracted to supply the services of Mr. Jonson as a consultant to our company for a period of two years, subject to annual renewal. Jonson Management Company will, through Mr. Jonson, provide assistance and guidance to our company and its subsidiary, Bolsa, in acquiring, developing and operating our mineral properties and projects, and to contact and negotiate with the owners of suitable mineral properties for potential acquisition by our company. For the provision of these consulting services, we presently pay Jonson Management Company $6,000 monthly for the consulting services provided. We also granted 100,000 options to Mr. Jonson during the year ended December 31, 2006.

Effective August 17, 2006, we entered into a consulting agreement with Salzburg Holdings LLC, a corporation wholly-owned by Stephen B. Doppler. Under the terms of this agreement, Salzburg Holdings LLC agreed to supply the services of Mr. Doppler, on a part-time basis, as a consultant to our company for a period of two years, subject to annual renewal. Salzburg Holdings LLC will, through Mr. Doppler, provide assistance and guidance to our company, and to our subsidiaries, in acquiring, developing and operating our mineral properties and projects, and contacting and negotiating with the owners of suitable mineral properties for potential acquisition by our company. For the provision of these consulting services, we will pay Salzburg Holdings LLC the amount of $43.75 per hour for consulting services provided. We granted 100,000 options to Mr. Doppler during the year ended December 31, 2006, and 300,000 options during the year ended December 31, 2007.

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

Outstanding Equity Awards at December 31, 2007

During the year ended December 31, 2007 we granted stock options to executive officers and directors as set out in the table below.

	Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Fong Former President, CEO, Treasurer and Director	Nil	Nil	Nil		N/A	N/A	Nil	Nil	Nil	Nil
Patrick McGrath Former CFO, Secretary and Director	Nil	Nil	Nil		N/A	N/A	Nil	Nil	Nil	Nil
Frederik Warnaars Chairman of the Board	100,000	200,000	Nil		$1.17	June 12, 2010	Nil	Nil	Nil	Nil
Stephen Doppler President and CEO	100,000	200,000	Nil		$1.06	June 12, 2010	Nil	Nil	Nil	Nil
David C. Jonson Vice President Corporate Development	100,000	200,000	Nil		$1.06	June 12, 2010	Nil	Nil	Nil	Nil
David S. Johnson(6) Corporate Secretary, General Counsel and a Director	100,000	200,000	Nil		$1.06	June 12, 2010	Nil	Nil	Nil	Nil
Stephen R. Stine(7) COO and Director	100,000	200,000	Nil		$1.06	June 12, 2010	Nil	Nil	Nil	Nil
Allan J. Marter(8) Chief Financial Officer and a Director	100,000 100,000	Nil 200,000	Nil Nil	$ $	0.75 1.06	January 2, 2012 June 12, 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Earl H. Detra Vice President Exploration	75,000	Nil	Nil		$1.10	February 1, 2010	Nil	Nil	Nil	Nil

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Dr. Frederik Warnaars (2)(3) 5554 S. Prince Street, Littleton CO 80120	4,071,944	(4)(13)(16)	9.6%
David C. Jonson (5) 5554 S. Prince Street, Littleton CO 80120	1,712,823	(6)(10)(17)	4.0%
Stephen B. Doppler (2)(7) 5554 S. Prince Street, Littleton CO 80120	1,890,028	(10)(14)(16)	4.5%
David S. Johnson(2)(8) 5554 S. Prince Street, Littleton CO 80120	2,145,636	(11)(14)(16)	5.1%
Stephen R. Stine(2) 5554 S. Prince Street, Littleton CO 80120	1,612,911	(11)(14)(16)	3.8%
Allan J. Marter(2)(9) 5554 S. Prince Street, Littleton CO 80120	1,571,244	(12)(14)(16)	3.7%
Earl H. Detra 5554 S. Prince Street, Littleton CO 80120	502,778	(15)(18)	1.2%

Directors and Executive Officers as a Group	13,507,364		31.9%

Telifonda Holdings Co. Limited, c/o Briantserve Limited Maria House, 5th Floor, 1 Avlonos Street, Nicosia, Cyprus	3,333,334		8.4%

(1)	Based on 39,879,789 shares of common stock issued and outstanding as of March 21, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	This individual is a director of our company.

(3)	Dr. Warnaars is also the Corporate Secretary of the Company.

(4)	800,000 of these common shares are held by International American Resources, Inc., a wholly-owned corporation of Dr. Frederik Warnaars.

(5)	Mr. David C. Jonson is the Vice President Business Development of our company.

(6)	800,000 of these common shares are held by Jonson Management Co., a wholly-owned corporation of David Jonson.

(7)	Mr. Stephen B. Doppler is the President and CEO of the Company.

(8)	Mr. Johnson is the Chairman of the Board of Directors of our company.

(9)	Mr. Marter is the Chief Financial Officer of our company.

(10)	Includes stock options entitling the holder to acquire 100,000 shares upon payment of $0.79 per share.

(11)	Includes stock options entitling the holder to acquire 100,000 shares upon payment of $0.84 per share.

(12)	Includes stock options entitling the holder to acquire 100,000 shares upon payment of $0.75 per share.

(13)	Includes stock options entitling the holder to acquire 100,000 shares upon payment of $1.17 per share.

(14)	Includes stock options entitling the holder to acquire 100,000 shares upon payment of $1.06 per share.

(15)	Includes stock options entitling the holder to acquire 75,000 shares upon payment of $1.10 per share.

(16)	Includes stock options entitling the holder to acquire 250,000 shares upon payment of $0.35 per share.

(17)	Includes stock options entitling the holder to acquire 100,000 shares upon payment of $0.36 per share.

(18)	Includes stock options entitling the holder to acquire 75,000 shares upon payment of $0.35 per share.

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

In 2007 we issued 237,110 shares of our stock under the Stock Compensation Plan to our directors and officers for directors’ fees and meeting fees for the year ended December 31, 2006 and for the period through February 1, 2007 at a market value of $0.97 per share for a total non-cash cost of $230,000. In March 2007 we issued 16,990 shares to consultants at $1.03 per share for a total non-cash cost of $17,500.

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

ITEM 13	EXHIBITS

Number	Description

3.1	Articles of Incorporation (1)

3.2	By-Laws adopted by the Board of Directors on September 11, 2007 (13)

10.1	Agreement between Aurelio Resources, Inc. and Furio Resources, Inc. dated April 27, 2006 (5)

10.2	Amended Agreement between Aurelio Resources, Inc. and Furio Resources, Inc. dated June 9, 2006 (6)

10.3	Amended Agreement between Aurelio Resources, Inc. and Aurelio Resource Corporation dated July 13, 2006 (7)

10.4	Consulting Agreement among Aurelio Resource Corporation, International American Resources, Inc. and Dr. Frederik Warnaars dated August 9, 2006 (8)

10.5	Consulting Agreement among Aurelio Resource Corporation, Jonson Management Company and David C. Jonson dated August 9, 2006 (8)

10.6	Consulting Agreement among Aurelio Resource Corporation, Salzburg Holdings Inc. and Stephen B. Doppler dated August 9, 2006 (8)

10.7	Purchase Agreement dated May 15, 2006, between Aurelio Resources, Inc. and Hope Mining and Milling Company (10)

10.8	Amending Agreement dated September 11, 2006 between Aurelio Resources, Inc., Bolsa Resources, Inc. and Hope Mining and Milling Company (10)

10.9	Consulting Agreement between Aurelio Resource Corporation and David S. Johnson dated September 1, 2006(15)

10.10	Consulting Agreement among Aurelio Resource Corporation, Waiata Inc. and Allan J. Marter dated November 1, 2006(15)

10.11	Aurelio Resources Corporation 2006 Stock Option Plan adopted by the Board of Directors on September 15, 2006(15)

10.12	Form of Subscription Agreement – US Accredited (12)

10.13	Form of Subscription Agreement – Offshore (12)

10.14	Aurelio Resource Corporation 2006 Incentive Compensation Plan adopted by the Board of Directors on October 12, 2006(15)

10.15	Option to purchase agreement between Newmont Realty Company and Aurelio Resource Corporation effective March 27, 2007(16)

10.16	Mineral Lease Agreement and Option to Purchase between Bolsa Resources, Inc. and Philip J. Sterling, Manuel R. Hernandez and Fred Jenkins effective April 15, 2007(16)

10.17	Purchase and Sale Agreement between Bolsa Resources, Inc. and the Rae Family (individually) effective August 6, 2007(13)

10.18	Consulting Agreement between Aurelio Resource Corporation and Stine Consulting, LLC dated May 1, 2007(14)

14.1	Code of Ethics (11)

21	Subsidiaries: Aurelio Resources, Inc., Minera Milenium S.A. de C.V. and Bolsa Resources, Inc.

31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to our Form SB-2 filed with the Securities and Exchange Commission on July 9, 2004.

(5)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 2, 2006.

(6)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 15, 2006.

(7)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 17, 2006.

(8)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 23, 2006.

(10)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 22, 2006.

(11)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on September 12, 2006.

(12)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 25, 2006.

(13)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on November 19, 2007.

(14)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 16, 2007.

(15)	Incorporated by reference to our S-8 registration statement filed with the Securities and Exchange Commission on January 25, 2007.

(16)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2007.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

	Year ended December 31, 2007	Year ended December 31, 2006
Audit fees	$36,097	$14,175
Audit related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Total	$36,097	$14,175

Our Audit Committee has not yet developed a charter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

AURELIO RESOURCE CORPORATION

By:	/s/ Stephen B. Doppler
Stephen B. Doppler
President and Chief Executive Officer
Date:	September 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David S. Johnson	By:	/s/ Frederik Warnaars
Name:	David S. Johnson	Name:	Frederik Warnaars
Title:	Chairman and Director	Title:	Chief Financial Officer, Director, Principal Accounting and Financial Officer
Date:	September 15, 2008	Date:	September 15, 2008

By:	/s/ Stephen B. Doppler	By:	/s/ Frank Vermeulen
Name:	Stephen B. Doppler	Name:	Frank Vermeulen
Title:	President, Chief Executive Officer and Principal Executive Officer	Title: Date:	Director September 15, 2008
Date:	September 15, 2008

By:	/s/ Stephan Roes
Name:	Stephan Roes
Title:	Director
Date:	September 15, 2008