Form 10-Q/A
period 2008-03-31
AURELIO RESOURCE CORP
filed 2008-09-17
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

☒	AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended March 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AURELIO RESOURCE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	000-50931	33-1086828
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

Suite 202, 12345 W Alameda Pkwy, Lakewood, CO	80228
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

Aurelio Resource Corporation (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) on Form 10-Q/A to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008, originally filed with the United States Securities and Exchange Commission (the “Commission”) on May 20, 2008 (the “Form 10-QSB”), for the following purposes:

•	The Company inadvertently filed is quarterly report as of March 31, 2008 on Form 10-QSB when such quarterly report should have filed on Form 10-Q.

•

As discussed in Note 1 Basis of Presentation - Correction of Accounting Errors, the Company is correcting an error in the calculation of the beneficial conversion feature of Debentures Payable issued in February 2008.

•

As discussed in Note 1 Basis of Presentation - Correction of Accounting Errors, the Company has corrected its method of accounting for acquisition costs of unpatented mining claims, including the costs of certain unpatented mining claims that were acquired from ARI in August 2006 The Company has determined that such property acquisition costs are capitalizable and should be included in assets as Mining Claims. This change in accounting is a result of the misapplication of previous GAAP. As a result of this change in policy, the comparative financial statements for 2007 have been adjusted to apply the new accounting policy retrospectively.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), the complete text of Form 10-Q/A as amended, is set forth herein.

AURELIO RESOURCE CORPORATION.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I

FINANCIAL INFORMATION

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Mar 31, 2008 Restated	Dec 31, 2007 Restated
Current assets
Cash	$1,799,867	$268,410
Prepaid expenses and other	12,144	11,476
Reclamation bond – MAN claims drilling	3,003	36,714

Total current assets	1,815,014	316,600

Mining claims	2,000,300	1,955,300
Equipment, net	59,076	62,570

	2,059,376	2,017,870

Total Assets	$3,874,390	$2,334,470

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	59,689	$373,745
Accounts payable - related parties	50,731	561,103
Short term note payable	—	253,836
Current portion, debentures payable (Note 5)	131,235	—
Current portion, long-term debt	10,123	9,819

Total current liabilities	251,778	1,198,503

Long-term debt	5,490	8,130
Note payable – Courtland Claims	950,000	950,000
Debentures Payable (Note 5)	243,749	—

	1,199,239	958,130

Total Liabilities	1,451,017	2,156,633

Stockholders’ Equity
Common stock, $0.001 par value; 487,500,000 shares authorized; Issued and outstanding: 39,879,789 - Mar 2008 and 34,647,155 - Dec 2007	39,880	34,648
Warrant	321,813	—
Additional paid in capital	7,131,916	4,595,707
Deficit accumulated during exploration stage	(5,066,635)	(4,449,263)
Cumulative effect of currency translation	(3,601)	(3,255)

Total Stockholders’ Equity	2,423,373	177,837

Total Liabilities and Stockholders’ Equity	$3,874,390	$2,334,470

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended 31-Mar-2008 Restated	Three Months Ended 31-Mar-2007	19-Feb-2004 (Inception) Through 31-Mar-2008 Restated
Revenue	$—	$—	$—

Expenses:
Depreciation	3,699	2,766	19,348
General and administrative	(45,319)	314,087	1,796,138
Mineral property expenditures	123,212	242,398	1,913,046
Professional fees	132,265	163,724	933,851

	213,857	722,975	4,662,383

Loss from operations	(213,857)	(722,975)	(4,662,383)
Other income (expense)
Other income	—	—	50,395
Interest income	4,418	869	21,575
Interest expense	(407,933)	(14,293)	(476,222)

Net loss	(617,372)	(736,399)	(5,066,635)
Other comprehensive loss - net of tax
Foreign currency translation loss	(346)	(354)	(3,601)

Comprehensive loss	$(617,718)	$(736,753)	$(5,070,236)

Net loss per share
(Basic and fully diluted)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	37,846,397	32,597,602

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (RESTATED)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Cumulative Effect of Currency Translation	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, February 19, 2004 (date of inception)	—	$—	$—	$—	$—	$—
Common stock issued for cash at $0.002 per share, March 2004	13,000,000	13,000	7,000	—	—	20,000
Common stock issued for cash at $0.004 per share, April 2004	18,200,000	18,200	51,800	—	—	70,000
Common stock issued for cash at $0.03 per share, May 2004	201,500	202	5,998	—	—	6,200
Net loss	—	—	—	(14,607)	—	(14,607)

Balance, May 31, 2004	31,401,500	31,402	64,798	(14,607)	—	81,593
Net loss	—	—	—	(60,698)	—	(60,698)

Balance, May 31, 2005	31,401,500	31,402	64,798	(75,305)	—	20,895
Net loss	—	—	—	(36,750)	—	(36,750)

Balance, May 31, 2006	31,401,500	31,402	64,798	(112,055)	—	(15,855)
Common stock returned for cancellation	(12,965,000)	(12,965)	12,965	—	—	—
Common stock issued for acquisition of Subsidiaries	10,000,000	10,000	440,000	—	—	450,000
Common stock issued for cash at $0.40 per share, September 2006	4,000,000	4,000	1,596,000	—	—	1,600,000
Common stock options issued	—	—	168,000	—	—	168,000
Net loss	—	—	—	(957,221)	(1,580)	(958,801)

Balance, December 31, 2006	32,436,500	$32,437	$2,281,763	$(1,069,276)	$(1,580)	$1,243,344

Continued on next page

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (RESTATED)

	Common Stock		Additional Paid-in Capital	Warrant	Deficit Accumulated During Exploration Stage	Cumulative Effect of Currency Translation	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2006	32,436,500	$32,437	$2,281,763	$—	$(1,069,276)	$(1,580)	$1,243,344
Stock based compensation - issuance of stock options	—	—	405,500		—	—	405,500
Common Shares Issued to officers, directors and employees for services	2,060,655	2,061	1,790,094				1,792,155
Exercise of stock options	150,000	150	118,350		—	—	118,500
Net loss	—	—	—		(3,379,987)	(1,675)	(3,381,662)

Balance, December 31, 2007	34,647,155	$34,648	$4,595,707	$—	$(4,449,263)	$(3,255)	$177,837
Issued for cash	3,333,334	3,333	674,854	321,813			1,000,000
Stock based compensation - issuance of stock options			28,101				28,101
Issued to officers, directors and employees for services	1,899,300	1,899	681,754				683,653
Cancellation of stock options			(348,500)				(348,500)
Issuance of debenture							—
Discount attributed to issuance of warrants			1,275,018				1,275,018
Beneficial conversion feature			224,982				224,982
Net loss					(617,372)	(346)	(617,718)

Balance, March 31, 2008	39,879,789	$39,880	$7,131,916	$321,813	$(5,066,635)	$(3,601)	$2,423,373

The accompanying notes are an integral part of the consolidated financial statements

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	31-Mar-08	31-Mar-07	Inception 31-Mar-08 Restated
Cash Flows From Operating Activities:
Net loss	$(617,372)	$(736,399)	$(5,066,635)
Adjustments to reconcile comprehensive loss to net cash provided by (used for) operating activities:
Depreciation	3,699	2,766	19,348
Stock-based compensation	363,254	364,500	1,400,254
Accretion of debenture discount	150,002		150,002
Beneficial conversion feature of debentures	224,982		224,982
Changes in current assets and liabilities:
Prepaid expenses, deposits and other	(668)	(12,572)	(12,144)
Reclamation bond – MAN claims drilling	33,711	150,000	(3,003)
Accounts payable and accrued liabilities	(314,056)	(193,616)	63,525
Accounts payable – related parties	(510,372)	10,195	50,731

Net cash provided by/(used for) operating activities	(666,820)	(415,126)	(3,172,940)

Cash Flows From Investing Activities:
Purchase of mining claims - net	(45,000)	—	(448,614)
Purchase of fixed assets - net	(205)	(937)	(51,823)

Net cash provided by/(used for) investing activities	(45,205)	(937)	(500,437)

Cash Flows From Financing Activities:
Short term note payable	(253,836)		(3,836)
L/T debt principal repayment	(2,336)	(673)	(10,988)
Issuance of debentures payable	1,500,000		1,500,000
Proceeds from exercise of stock options	—		118,500
Issuance of common stock	1,000,000	200,000	3,873,169

Net cash provided by/(used for) financing activities	2,243,828	199,327	5,476,845
Effect of exchange rate changes on cash	(346)	(354)	(3,601)

Net Increase/(Decrease) In Cash	1,531,457	(217,090)	1,799,867
Cash At The Beginning Of The Period	268,410	464,521	—

Cash At The End Of The Period	$1,799,867	$247,431	$1,799,867

Schedule of Non-Cash Investing and Financing Activities
Acquisition of Miner Milenium, S.A. de C.V.	$—	$—	$(46)
Acquisition of Aurelio Resources, Inc.	—	—	450,000
Mineral properties	45,000	—	2,000,300
Less: note payable	—	—	(950,000)
Fixed assets	—	—	78,219
Less: long-term debt	—	—	(26,601)
Supplemental Disclosure
Cash paid for interest	32,949	—	97,402
Cash paid for income taxes	—	—	—

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

Correction of Accounting Errors and Restatement

a.	Change in Method of Accounting For Acquisition Cost of Unpatented Mining Claims

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

As a result of this change in policy, the consolidated balance sheet as of December 31, 2007 was restated as reported in the Company’s Form 10-KSB/A for 2007.

b.	Correction to Cost of Beneficial Conversion Feature

The Company has restated its financial statements for the three months ended March 31, 2008 as a result of a calculation error in accounting for the beneficial conversion feature attributable to the debentures. Refer to Note 5.

The following financial statement line items for the quarter ended March 31, 2008 and for the year ended as of December 31, 2007 that were effected by these accounting errors are shown below:

	After Giving Effect to the Correction of Errors	As Reported Previously	Effect of the Adjustment
Consolidated Statement of Operations, for the three months ended March 31, 2008
Interest expense	$407,933	$1,457,969	$(1,050,036)
Net loss	(617,372)	(1,667,408)	$1,050,036
Comprehensive loss	(617,718)	(1,667,754)	$1,050,036
Net loss per share	(0.02)	(0.05)	0.03
Consolidated Balance Sheet, as of March 31, 2008
Mineral Claims	2,000,300	1,398,614	601,686
Additional paid-in capital	7,131,819	7,580,266	(448,350)
Defiicit accumulated during the exploration stage	(5,066,635)	(6,116,671)	1,050,036
Consolidated Balance Sheet, as of December 31, 2007
Mineral Claims	1,955,300	1,353,614	601,686
Additional paid-in capital	4,595,707	3,994,021	601,686

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

4. PROPERTY AND EQUIPMENT

	Cost	Accumulated Depreciation	Net Book Value
As at March 31, 2008
Littleton – office furniture	$11,416	$2,326	$9,090
– office equipment	37,916	11,114	26,802
Mexico - truck	11,000	2,968	8,032
- furniture and equipment	3,157	755	2,402
Elfrida - truck	15,000	2,250	12,750

Total	$78,489	$19,413	$59,076

	Cost	Accumulated Depreciation	Net Book Value
As at December 31, 2007
Littleton – office furniture	$11,416	$1,918	$9,498
– office equipment	37,916	9,218	28,698
Mexico - truck	10,744	2,396	8,348
- Furniture and equipment	3,143	617	2,526
Elfrida - truck	15,000	1,500	13,500

Total	$78,219	$15,649	$62,570

In addition to the above equipment, the Company had capitalized costs relating to mining claims and other property in the amount of $2,000,300 and $1,955,300 at March 31, 2008 and December 31, 2007, respectively. Refer also to Note 6 regarding property payment obligations.

Depreciation expense was $3,699 and $2,266 for the three months ended March 31, 2008 and 2007, respectively, and was $19,348 from inception through March 31, 2008.

5. LONG-TERM DEBT AND DEBENTURE PAYABLE

	Mar 2008	Dec 2007
Current debt:
Bank debt – portion payable within one year (1)	$10,123	$9,819

Long-term debt:
Bank debt – portion payable after one year(1)	$5,490	$8,130
Note payable – Courtland Claims(2)	950,000	950,000

	$955,490	$958,130

(1)	The bank debt is payable to a bank, with the final payment due on or before September 20, 2009. The interest rate is 12.25% and the loan is cash collateralized.

(2)	The note payable -Courtland Claims (which form part of the Hill Copper-Zinc Project) of $950,000 is an interest-only note that is payable in full on or before September 15, 2010, bears interest at 6% and is secured by a deed of trust on the underlying properties.

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

The Company has restated its financial statements for the three months ended March 31, 2008 as a result of a calculation error in accounting for the beneficial conversion feature attributable to the debentures. Refer to Note 1.

c.	Principal Redemption occurs at the end of each month commencing upon the earlier of such date following the date a registration statement filed with the Securities and Exchange Commission has been declared effective or in September 2008. The redemption amount consists of equal monthly principal payments over ten months, or $150,000 monthly. Interest accrues at the rate of 10% per annum, payable quarterly on February 1, May 1, August 1 and November 1, and began on May 1, 2008, and on each monthly redemption date, on conversion and at the maturity date.

d.	Interest is payable, at our option, either (i) in cash, (ii) in shares of common stock at the interest conversion rate, or (iii) in a combination thereof, provided however that (i) payment in shares may only occur if certain equity conditions have been met during the 20 trading days immediately prior to the interest payment date, (ii) we give the debenture holder notice in accordance with the notice requirements set out in the debenture; and (iii) within five days prior to the commencement of the interest notice period, we have delivered said shares to the debenture holder’s account with the Depositary Trust Company.

e.	If we fail to deliver stock certificates upon the conversion of these debentures at the specified time and in the specified manner, we will be required to make substantial payments to the holders of the debentures.

f.	Aurelio has agreed to register the common shares issuable upon conversion of the debentures and exercise of the warrants and has filed its preliminary registration statement in a timely manner as required by the terms of the debenture purchase and related agreements. No assurances can be given as to when the Securities and Exchange Commission will declare the final registration statement effective.

g.	Provided certain equity conditions described in the debentures are met, Aurelio may prepay the amounts outstanding on the debentures by giving advance notice and paying an amount equal to the sum of (i) 110% of the then outstanding principal amount of the debenture, (ii) accrued but unpaid interest thereon and (iii) all liquidated damages, if any, and other amounts due in respect of the debenture.

6. CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

	Total	Less then 1 year	1 to 3 Years	3 to 5 years	More than 5 years
Contractual Obligations as of March 31, 2008
Long-term debt(1)	$17,909	$9,819	$8,090	$—	$—
Note payable – Courtland Claims(2)	950,000	—	950,000	—	—
Debentures payable(1)	1,500,000	900,000	600,000	—	—
Unpatented Claims – annual renewal fees(3)	62,500	12,500	25,000	25,000	—
Gavilanes option payments(4)	435,000	45,000	85,000	305,000	—
Gold Coin payments(5)	1,480,000	55,000	225,000	300,000	900,000
Rae Family payments(6)	1,250,000	470,000	780,000	—	—
Viewsite claims(7)	930,000	180,000	750,000	—	—
Graham payments(8)	100,000	—	100,000	—	—
Lease of Littleton, CO office(9)	6,174	6,174	—	—	—
Lease of Elfrida, AZ field office(10)	207,975	14,100	28,200	28,200	137,475

(1)	Refer to Note 5.

(2)	Refer to Note 5. The purchase of the 30 patented Courtland Claims (which form part of the Hill Copper-Zinc Project) from Hope Mining and Milling Company. In addition to the promissory note, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.

(3)	For each of our 100 unpatented mining claims on the Hill Copper-Zinc Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.

(4)	In addition to the total of the option payments for the purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

(5)	A lease with option to purchase agreement for 65 unpatented claims and three Arizona Mineral Exploration Permits was entered into on April 15, 2007 for $1,500,000. The terms of the agreement were a $20,000 payment upon execution of the agreement, plus $55,000 on April 15, 2008, a $75,000 payment on April 15, 2009, and $150,000 annually thereafter, until payment is complete on or before April 15, 2018.

(6)	The purchase price for the 13 patented claims and several surface rights on the Rae property is $1,300,000 payable as follows: $10,000 primary earnest money payment and $40,000 for a secondary earnest money payment, with both payments made in 2007. Upon acceptance of a satisfactory survey on the property, Bolsa is to pay $210,000 plus a $1,040,000 promissory note that provides for four semi-annual payments of principal, each $260,000, together with semi-annual payments of interest on the unpaid balance of the promissory note, the first semi-annual payment due six months following date of closing and subsequent payments each six months. At March 31, 2008, the survey had not been completed and accepted.

(7)	On March 20, 2008, the Company entered into a purchase agreement related to the Viewsite claims to acquire 20 patented mining claims covering 363 acres located to the west and southwest of the MAN claims for $950,000. A $20,000 down payment was made in March 2008. Following completion of a detailed land survey, closing is scheduled for August 2008 with the balance of the purchase price payable over 30 months.

(8)	A purchase options agreement for 531 Courtland and Center Courtland Townsite Lots was effective September 24, 2007 and the $25,000 earnest and option payment was paid in 2007, with a further $100,000 due on exercise of the option during the year following January 31, 2010.

(9)	Lease of the Littleton, Colorado office for $2,058 per month, including utilities, with a commitment through June 2008.

(10)	Lease of a field office with housing in Elfrida, Arizona for $1,175 per month, not including utilities, with a commitment for fifteen years to 2022, although Bolsa can acquire the property at any time for the amount of the debt on the property).

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

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. During the period ended March 31, 2008, certain vested options were forfeited by certain officers and directors which resulted in a reduction in stock based compensation expense of $348,500 of which $315,500 was credited to general and administrative expense and $33,000 was credited to mineral property expenditures expense.

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

	Arizona	Mexico	Corporate	Total
As of and for the three months ended March 31, 2008:
Revenue	$—	$—	$—	$—
Depreciation expense	750	646	2,303	3,699
Mineral property expenditures	100,872	22,340	—	123,212
Operating loss	114,878	29,085	69,894	213,857
Other income	1	—	4,417	4,418
Interest expense	14,277	—	393,656	407,933
Net loss	129,154	29,085	459,133	617,372
Additions to fixed assets	—	205	—	205
Total assets	2,080,189	18,771	1,775,430	3,874,390
As of and for the three months ended March 31, 2007:
Revenue	—	—	—	—
Depreciation expense	—	646	2,120	2,766
Mineral property expenditures	141,492	40,906	60,000	242,398
Operating loss	176,799	46,787	499,389	722,975
Other income	25	—	844	869
Interest expense	13,500	—	793	14,293
Net loss	190,274	46,787	499,338	736,399
Additions to fixed assets	—	402	535	937
Total assets	1,636,600	42,829	441,789	2,121,218
As of and since inception through March 31, 2008:
Revenue	—	—	—	—
Depreciation expense	2,250	3,659	13,439	19,348
Mineral property expenditures	1,651,303	151,619	110,124	1,913,046
Operating loss	1,918,633	226,795	2,516,955	4,662,383
Other income	146	—	71,824	71,970
Interest expense	75,076	—	401,146	476,222
Net loss	1,993,563	226,795	2,846,277	5,066,635
Additions to fixed assets	15,000	14,092	49,332	78,424
Total assets	2,080,189	18,771	1,775,430	3,874,390

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q/A are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or negative comparable terminology or by discussion of strategy.

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

We anticipate that the next phase of the work program at the Project will cost approximately $0.9 million over the next six months and approximately $1.7 million over the next twelve months, for exploration, engineering, environmental and metallurgical studies, property payments and land acquisition. These costs, however, do not include any drilling at the project and, if we are to commence a drilling program within six months this would add at least another $1.0 million to the above total over this period. Within the next year, we would expect total costs at the project level to increase to approximately $5.2 million (including the above) if we have the funds available and are able to do the additional drilling and subsequent metallurgical and engineering work to maintain the momentum on the project that is warranted by our successes to date.

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

During the period ended March 31, 2008, certain vested options were forfeited by certain officers and directors which resulted in a reduction in stock based compensation expense of $348,500 of which $315,500 was credited to general and administrative expense and $33,000 was credited to mineral property expenditures expense.

Exploration Activities and Cost of Mining Claims

Following the acquisition of ARI we have focused most of our attention during the three months March 31, 2008 on the Hill Copper-Zinc Project in Arizona. There we have expanded our property position with the acquisition of patented and unpatented mining claims, with purchase, lease and option agreements on additional property (mining claims and surface rights) such that we now hold the following: 45 patented claims on approximately 1,079 acres; 100 unpatented mining claims on 1647 acres; surface rights to 1,823 acres; six Arizona State mineral exploration permits on approximately 1571 acres. We acquired a data base that includes assay results from 274 holes drilled from the 1950s to the mid-1990s and were able to develop preliminary in-house copper resource estimates. We also acquired 76,780 feet of drill core from 95 holes that had been assayed for copper, and is to be re-assayed for gold, silver, lead and zinc in order to add to the company’s exploration database. An independent review of its in-house estimate of the mineralized material of the MAN area was completed which estimated in-place mineralized material in the MAN area is 63,757,000 tons grading 0.43% copper and 0.15% zinc (plus gold, silver and lead credits).

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

	Total	Less then 1 year	1 to 3 Years	3 to 5 years	More than 5 years
Contractual Obligations as of March 31, 2008
Long-term debt(1)	$17,909	$9,819	$8,090	$—	$—
Note payable – Courtland Claims(2)	950,000	—	950,000	—	—
Debentures payable(1)	1,500,000	900,000	600,000	—	—
Unpatented Claims – annual renewal fees(3)	62,500	12,500	25,000	25,000	—
Gavilanes option payments(4)	435,000	45,000	85,000	305,000	—
Gold Coin payments(5)	1,480,000	55,000	225,000	300,000	900,000
Rae Family payments(6)	1,250,000	470,000	780,000	—	—
Viewsite claims(7)	930,000	180,000	750,000	—	—
Graham payments(8)	100,000	—	100,000	—	—
Lease of Littleton, CO office(9)	6,174	6,174	—	—	—
Lease of Elfrida, AZ field office(10)	207,975	14,100	28,200	28,200	137,475

(1)	Refer to Note 5 of Notes to Unaudited Financial Statements.

(2)	The purchase of the 30 patented Courtland Claims (which form part of the Hill Copper-Zinc Project) from Hope Mining and Milling Company. In addition to the promissory note, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.

(3)	For each of our 100 unpatented mining claims on the Hill Copper-Zinc Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.

(4)	In addition to the total of the option payments for the purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

(5)	A lease with option to purchase agreement for 65 unpatented claims and three Arizona Mineral Exploration Permits was entered into on April 15, 2007 for $1,500,000. The terms of the agreement were a $20,000 payment upon execution of the agreement, plus $55,000 on April 15, 2008, a $75,000 payment on April 15, 2009, and $150,000 annually thereafter, until payment is complete, which is to be on or before April 15, 2018.

(6)	The purchase price for the 13 patented claims and several surface rights on the Rae property is $1,300,000 payable as follows: $10,000 primary earnest money payment and $40,000 for a secondary earnest money payment, with both payments made in 2007. Upon acceptance of a satisfactory survey on the property, Bolsa is to pay $210,000 plus a $1,040,000 promissory note that provides for four semi-annual payments of principal, each $260,000, together with semi-annual payments of interest on the unpaid balance of the promissory note, the first semi-annual payment due six months following date of closing and subsequent payments each six months.

(7)	On March 20, 2008, the Company entered into a purchase agreement related to the Viewsite claims to acquire 20 patented mining claims covering 363 acres located to the west and southwest of the MAN claims for $950,000. A $20,000 down payment was made in March 2008. Following completion of a detailed land survey, closing is scheduled for August 2008 with the balance of the purchase price payable over 30 months.

(8)	A purchase options agreement for 531 Courtland and Center Courtland Townsite Lots was effective September 24, 2007 and the $25,000 earnest and option payment was paid in 2007, with a further $100,000 due on exercise of the option during the year following January 31, 2010.

(9)	Lease of the Littleton, Colorado office for $2,058 per month, including utilities, with a commitment through June 2008.

(10)	Lease of a field office with housing in Elfrida, Arizona for $1,175 per month, not including utilities, with a commitment for fifteen years to 2022, although Bolsa can acquire the property at any time for the amount of the debt on the property.

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

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls over financial reporting for 2008, the Company’s Chief Executive Officer and acting Chief Financial Officer determined that there was one significant change to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. This change related to a single control deficiency that was identified during the first quarter of 2007 related to the Company’s recognition of the beneficial conversion feature of convertible debentures issued in February 2008. Management believes that the additional controls it implemented during subsequent to March 2008 have removed the control deficiency, and its controls over financial reporting are now effective.

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

Date: September 15, 2008	AURELIO RESOURCE CORPORATION.
A Colorado Corporation

/s/ Stephen B. Doppler
Stephen B. Doppler
Chief Executive Officer

Date: September 15, 2008	/s/ Fred Waarners
Fred Waarners
Chief Financial Officer