Form 10-Q
period 2008-09-30
AURELIO RESOURCE CORP
filed 2008-11-19
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended September 30, 2008.

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

As of November 14, 2008 the registrant had 40,416,690 common shares outstanding.

AURELIO RESOURCE CORPORATION.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2008	Dec. 31, 2007
	(unaudited)	(Restated)
ASSETS
Current assets
Cash	$400,211	$268,410
Prepaid expenses and other	59,898	11,476
Reclamation bond – MAN claims drilling	3,003	36,714

Total current assets	463,112	316,600

Mining claims	3,339,194	1,955,300
Equipment, net	87,448	62,570

	3,426,642	2,017,870

Total Assets	$3,889,754	$2,334,470

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$119,075	$373,745
Accounts payable - related parties	—	561,103
Short term note payable	—	253,836
Current portion, debentures payable (Note 5)	1,092,286	—
Current portion, long-term debt	530,729	9,819

Total current liabilities	1,742,090	1,198,503

Long-term debt	—	8,130
Note payable – Courtland Claims	950,000	950,000
Note payable – Rae Property	494,000	—

	1,444,000	958,130

Total Liabilities	3,186,090	2,156,633

Stockholders’ Equity
Common stock, $0.001 par value; 487,500,000 shares authorized; 40,416,690 issued and outstanding	40,417	34,648
Warrant	321,813	—
Additional paid in capital	7,244,506	4,595,707
Deficit accumulated during exploration stage	(6,896,906)	(4,449,263)
Cumulative effect of currency translation	(6,166)	(3,255)

Total Stockholders’ Equity	703,664	177,837

Total Liabilities and Stockholders’ Equity	$3,889,754	$2,334,470

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended Sept. 30, 2008	Three Months Ended Sept. 30, 2007	Nine Months Ended Sept. 30, 2008	Nine Months Ended Sept. 30, 2007	Feb. 19, 2004 (Inception) Through Sept. 30, 2008
Revenue	$—	$—	$—	$—	$—

Expenses:
Depreciation	4,159	3,665	11,881	9,350	27,530
General and administrative	76,946	98,654	279,297	792,074	2,120,754
Mineral property expenditures	104,395	365,275	352,609	794,717	2,142,443
Professional fees	187,875	106,677	525,868	430,523	1,327,454

	373,375	574,271	1,169,655	2,026,664	5,618,181

Loss from operations	(373,375)	(574,271)	(1,169,655)	(2,026,664)	(5,618,181)
Other income (expense)
Other income	833	—	833	—	51,228
Interest income	1,864	4,149	10,389	7,689	27,546
Interest expense	(431,949)	(14,956)	(1,289,210)	(44,246)	(1,357,499)

Net loss	(802,627)	(585,078)	(2,447,643)	(2,063,221)	(6,896,906)
Other comprehensive loss - net of tax
Foreign currency translation gain (loss)	(2,659)	(1,756)	(2,911)	(2,072)	(6,166)

Comprehensive loss	$(805,286)	$(586,834)	$(2,450,554)	$(2,065,293)	$(6,903,072)

Net loss per share
(Basic and fully diluted)	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Weighted average number of common shares outstanding	40,236,882	34,167,155	39,405,729	33,281,933

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

Continued on next page

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(continued)

	Common Stock		Additional Paid-in Capital	Warrant	Deficit Accumulated During Exploration Stage	Cumulative Effect of Currency Translation	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2006	32,436,500	$32,437	$2,281,763	$—	$(1,069,276)	$(1,580)	$1,243,344
Stock based compensation – issuance of stock options	—	—	405,500	—	—	—	405,500
Common shares issued to officers, directors and employees for services	2,060,655	2,061	1,790,094	—	—	—	1,792,155
Exercise of stock options	150,000	150	118,350	—	—	—	118,500
Net loss	—	—	—	—	(3,379,987)	(1,675)	(3,381,662)

Balance, December 31, 2007	34,647,155	$34,648	$4,595,707	$—	$(4,449,263)	$(3,255)	$177,837
Issued for cash	3,333,334	3,333	674,854	321,813	—	—	1,000,000
Stock based compensation – issuance of stock options	—	—	28,101	—	—	—	28,101
Common shares issued to officers, directors and employees for services	2,167,155	2,167	756,821	—	—	—	758,988
Forfeiture of stock options	—	—	(348,500)	—	—	—	(348,500)
Issuance of debenture Discount attributed to issuance of warrants	—	—	1,275,018	—	—	—	1,275,018
Beneficial conversion feature	—	—	224,982	—	—	—	224,982
Stock issued in exchange for rent	58,053	58	8,195	—	—	—	8,253
Stock issued in exchange for leasehold improvements	210,993	211	29,328				29,539
Net loss	—	—	—		(2,447,643)	(2,911)	(2,450,554)

Balance, September 30, 2008	40,416,690	$40,417	$7,244,506	$321,813	$(6,896,906)	$(6,166)	$703,664

The accompanying notes are an integral part of the consolidated financial statements

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended Sept. 30, 2008	Three Months Ended Sept. 30, 2007	Nine Months Ended Sept. 30, 2008	Nine Months Ended Sept. 30, 2007	Feb. 19, 2004 (Inception) Through Sept. 30, 2008
Cash Flows From Operating Activities:
Net loss	$(802,627)	$(585,078)	$(2,447,643)	$(2,063,221)	$(6,896,906)
Adjustments to reconcile comprehensive loss to net cash provided by (used for) operating activities:
Depreciation	4,159	3,665	11,881	9,350	27,530
Stock-based compensation	37,792	—	476,381	653,000	1,513,046
Accretion of debenture discount	323,547	—	867,304	—	867,304
Beneficial conversion feature of debentures	—	—	224,982	—	224,982
Changes in current assets and liabilities:
Prepaid expenses and other	7,030	(805)	(48,422)	(12,793)	(59,898)
Reclamation bond – MAN claims drilling	—	(36,714)	33,711	(36,714)	(3,003)
Deposit for core drilling	—	—	—	150,000	—
Accounts payable and accrued expenses	52,479	(42,514)	(254,670)	(139,821)	119,075
Accounts payable – related parties	(23,477)	(10,010)	(561,103)	1,131	—
Stock subscriptions rec’d	—	—	—	—	—

Net cash provided by/(used for) operating activities	(401,097)	(671,456)	(1,697,579)	(1,439,068)	(4,207,870)

Cash Flows From Investing Activities:
Purchase of mining claims - net	(48,251)	(100,000)	(369,894)	(125,000)	(773,508)
Purchase of fixed assets - net	(29,706)	181	(36,759)	(20,065)	(86,029)

Net cash provided by/(used for) investing activities	(77,957)	(99,819)	(406,653)	(145,065)	(859,537)

(Continued On Following Page)

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued From Previous Page)

	Three Months Ended Sept. 30, 2008	Three Months Ended Sept. 30, 2007	Nine Months Ended Sept. 30, 2008	Nine Months Ended Sept. 30, 2007	Feb. 19, 2004 (Inception) Through Sept. 30, 2008
Cash Flows From Financing Activities:
Short term note payable	—	—	(253,836)	—	—
L/T debt principal repayment	(2,480)	(2,190)	(7,220)	(6,386)	(17,885)
Issuance of debentures payable	—	—	1,500,000	—	1,500,000
Proceeds from exercise of stock options	—	—	—	—	118,500
Issuance of common stock	—	—	1,000,000	1,328,900	3,873,169

Net cash provided by/(used for) financing activities	(2,480)	(2,190)	2,238,944	1,322,514	5,473,784

Effect of exchange rate changes on cash	(3,163)	(1,756)	(2,911)	(2,072)	(6,166)

Net Increase/(Decrease) In Cash	(484,697)	(775,221)	131,801	(263,691)	400,211
Cash At The Beginning Of The Period	884,908	976,051	268,410	464,521	—

Cash At The End Of The Period	$400,211	$200,830	$400,211	$200,830	$400,211

Schedule Of Non-Cash Investing And Financing Activities
Acquisition of Minera Milenium, S.A. de C.V.	$—	$—	$—	$—	$(46)
Acquisition of Aurelio Resources, Inc.	—	—	—	—	450,000
Mineral properties	48,251	100,000	1,383,894	125,000	2,737,508
Less note payable	—	—	(1,014,000)	—	(1,964,000)
Fixed asset purchases	29,706	181	36,759	20,065	114,903
Less long-term debt	—	—	—	—	(28,614)
Supplemental Disclosure
Cash paid for interest	$64,839	$14,956	$50,546	$44,246	$(22,233)
Cash paid for income taxes	—	—	—	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Aurelio Resource Corporation (the “Company” or “Aurelio”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position as of September 30, 2008 and the results of their operations and cash flows for the three and nine months ended September 30, 2008 and 2007 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The interim results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period of 2008 or for the year ending December 31, 2008.

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

From inception, February 19, 2004 through September 30, 2008, the Company generated a deficit from operations during the exploration stage of $6,903,072.

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

As of September 30, 2008, the deferred tax asset related to the net operating loss carry forward was fully reserved by a valuation allowance due to the uncertainty of the Company generating future taxable income.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has determined that the impact of FSP FAS 142-3 will not be material to its consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. FSP 14-1 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact if any the adoption of FSP 14-1 may have on its consolidated financial statement.

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

The following financial statement line items for the year ended as of December 31, 2007 that were effected by this change in accounting policy are shown below:

	Dec 31, 2007
Consolidated Balance Sheets:	$
Assets
Mineral Claims
After adjustment		1,955,300
As reported previously		1,353,614

Effect of Change		601,686

Stockholders Equity (Deficit)
Additional Paid-in Capital
After adjustment		4,595,707
As reported previously		3,994,021

Effect of Change		601,686

2. MANAGEMENT OF FINANCIAL RISK

The Company is subject to a concentration of credit risk with all of its cash at September 30, 2008 on deposit with JPMorgan Chase Bank, NA. The cash balance at quarter-end exceeded the FDIC insured limit of $100,000. Management considers that in view of the financial standing and nature of the operations of JPMorgan Chase Bank, NA the risk of loss is small.

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

4. PROPERTY AND EQUIPMENT

As at September 30, 2008	Cost	Accumulated Depreciation	Net Book Value
Lakewood – office furniture	$11,944	$3,105	$8,839
– office equipment	39,261	14,995	24,266
– leasehold improvements	29,539	185	29,354
Mexico - truck	10,846	3,956	6,890
- furniture and equipment	3,113	1,009	2,104
Elfrida - vehicles	20,200	4,205	15,995

Total	$114,903	$27,455	$87,448

As at December 31, 2007	Cost	Accumulated Depreciation	Net Book Value
Lakewood – office furniture	$11,416	$1,918	$9,498
– office equipment	37,916	9,218	28,698
Mexico – truck	10,744	2,396	8,348
- furniture and equipment	3,143	617	2,526
Elfrida - vehicles	15,000	1,500	13,500

Total	$78,219	$15,649	$62,570

In addition to the above equipment, the Company had capitalized costs relating to mining claims and other property in the amount of $3,339,194 and $1,955,300 at September 30, 2008 and December 31, 2007, respectively. Refer also to Note 6 regarding property payment obligations.

Depreciation expense was $4,159 and $11,881 for the three and nine months ended September 30, 2008, respectively, was $3,665 and $9,350 for the comparable periods in 2007, respectively, and was $27,530 from inception through September 30, 2008.

5. LONG-TERM DEBT AND DEBENTURE PAYABLE

Long-term debt consists of the following:

	Sept 2008	Dec 2007
Bank debt(1)	$10,729	$17,949
Note payable – Courtland Claims(2)	950,000	950,000
Note payable – Rae Properties(3)	1,014,000	—

Subtotal	1,974,729	967,949
Less: current portion	(530,496)	(9,819)

Long-term portion	$1,444,000	$958,130

(1)	The bank debt is payable to a bank, with the final payment due on or before September 20, 2009. The interest rate is 12.25% and the loan is cash collateralized.

(2)	The note payable - Courtland Claims (which form part of the Hill Copper-Zinc Project) of $950,000 is an interest-only note that is payable in full on or before September 15, 2010, bears interest at 6% and is secured by a deed of trust on the underlying properties.

(3)	The note payable - Rae Properties (which form part of the Hill Copper-Zinc Project) of $1,014,000 is payable in four equal semi-annual installments of $260,000 each commencing in October 2008, with the entire unpaid principal balance due April 17, 2010, bears interest at 7% and is secured by a deed of trust on the underlying properties.

Debenture Payable

Effective February 26, 2008, the Company issued 10% convertible debentures for gross proceeds of $1,500,000. The carrying value of these debentures at September 30, 2008 is as follows:

Total
Outstanding principal	$1,500,000
Discount on debentures	(407,714)

Carrying value	$1,092,286

The Debentures were repaid in full at their face value of $1,500,000 on October 1, 2008 (refer to Note 12 Subsequent Event: Proposed Sale of Assets to and Financing Arrangement with a Shareholder). The unamortized discount on debentures was recognized as a loss on extinguishment of indebtedness in October 2008.

a.	In conjunction with this financing, we issued Series A and Series B common share purchase warrants. Specifically, we issued (i) 3,750,000 Series A common share purchase warrants which shall have an initial exercise date of August 26, 2008 and will be exercisable for five years with an exercise price of $0.35 per share of common stock and (ii) 4,999,997 Series B common share purchase warrants which were exercisable immediately upon issuance for 18 months with an exercise price of $0.35 per share of common stock. We paid a finder’s fee of $90,000 in cash and 3% of the value of the transaction, or $45,000, payable in each of Series A and Series B warrants. The warrants were valued using the Black-Scholes option/warrant pricing model and such valuation in the amount of $1,275,018 was recorded as a discount to the debenture. Such discount will be amortized to interest expense over the life of the debentures using the effective interest method. During the three and nine month periods ended September 30, 2008, $323,547 and $867,304, respectively, of the discount were accreted to interest expense.

b.	The 10% convertible debentures, which mature on September 30, 2009, are convertible at any time at the option of the holders into common shares at a conversion price of $0.30 per common share. At the issuance date, the Company determined that there was a beneficial conversion feature attributable to the debentures and, accordingly, recorded $224,982 as interest expense during the quarter ended March 31, 2008.

c.	Principal redemption occurs at the end of each month commencing upon the earlier of such date following the date a registration statement filed with the Securities and Exchange Commission has been declared effective or in September 2008. The redemption amount consists of equal monthly principal payments over ten months, or $150,000 monthly. Interest accrues at the rate of 10% per annum, payable quarterly on February 1, May 1, August 1 and November 1, and began on May 1, 2008, and on each monthly redemption date, on conversion and at the maturity date.

d.	Interest is payable, at our option, either (i) in cash, (ii) in shares of common stock at the interest conversion rate, or (iii) in a combination thereof, provided however that (i) payment in shares may only occur if certain equity conditions have been met during the 20 trading days immediately prior to the interest payment date, (ii) we give the debenture holder notice in accordance with the notice requirements set out in the debenture; and (iii) within five days prior to the commencement of the interest notice period, we have delivered said shares to the debenture holder’s account with the Depositary Trust Company.

e.	If we fail to deliver stock certificates upon the conversion of these debentures at the specified time and in the specified manner, we will be required to make substantial payments to the holders of the debentures.

f.	Aurelio has agreed to register the common shares issuable upon conversion of the debentures and exercise of the warrants and has filed its preliminary registration statement in a timely manner as required by the terms of the debenture purchase and related agreements. No assurances can be given as to when the Securities and Exchange Commission will declare the final registration statement effective.

g.	Provided certain equity conditions described in the debentures are met, Aurelio may prepay the amounts outstanding on the debentures by giving advance notice and paying an amount equal to the sum of (i) 110% of the then outstanding principal amount of the debenture, (ii) accrued but unpaid interest thereon and (iii) all liquidated damages, if any, and other amounts due in respect of the debenture.

6. CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

Contractual Obligations as of September 30, 2008	Total	Less then 1 year	1 to 3 Years	3 to 5 years	More than 5 years
Long-term bank debt(1)	$10,729	$10,729	$—	$—	$—
Note payable - Rae Family (6)	1,014,000	520,000	494,000	—	—
Note payable – Courtland Claims(2)	950,000	—	950,000	—	—
Debentures payable (1)	1,500,000	1,500,000	—	—	—
Unpatented Claims – annual renewal fees(3)	62,500	12,500	25,000	25,000	—
Gavilanes option payments (4)	435,000	45,000	85,000	305,000	—
Gold Coin payments (5)	1,425,000	75,000	300,000	300,000	750,000
Viewsite claims(7)	930,000	180,000	750,000	—	—
Graham payments (8)	100,000	—	100,000	—	—
Lease of Lakewood, CO office (9)	95,799	34,836	60,963	—	—
Lease of Elfrida, AZ field office (10)	201,600	28,200	28,200	28,200	117,000

(1)	Refer to Note 5.

(2)	Refer to Note 5. The purchase of the 30 patented Courtland Claims (which form part of the Hill Copper-Zinc Project) from Hope Mining and Milling Company. In addition to the promissory note, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.

(3)	For each of our 101 unpatented mining claims on the Hill Copper-Zinc Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.

(4)	In addition to the total of the option payments for the purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

(5)	A lease with option to purchase agreement for 65 unpatented claims and three Arizona Mineral Exploration Permits was entered into on April 15, 2007 for $1,500,000. The terms of the agreement were a $20,000 payment upon execution of the agreement, plus $55,000 on April 15, 2008, a $75,000 payment on April 15, 2009, and $150,000 annually thereafter, until payment is complete on or before April 15, 2018.

(6)	Refer to Note 5. The purchase price for the 13 patented claims and several surface rights on the Rae property of $1,300,000 less payments through September 30, 2008 by Bolsa of $210,000. The remainder is payable pursuant to a $1,040,000 promissory note that provides for four semi-annual payments of principal, each $260,000, together with semi-annual payments of interest on the unpaid balance of the promissory note, the first semi-annual payment due six months following date of closing and subsequent payments each six months.

(7)	On March 20, 2008, the Company entered into a purchase agreement related to the View Sites, LLC claims to acquire 20 patented mining claims covering approximately 360 acres located to the west and southwest of the MAN claims and north northeast of the Hope claims for $950,000. A $20,000 down payment was made in March 2008 and a further payment of $37,701.37 was made in July 2008. Following completion of a detailed land survey, closing is scheduled for October 1, 2008 with the balance of the purchase price payable over 30 months.

(8)	A purchase option agreement for 531 Courtland and Center Courtland Townsite Lots was effective September 24, 2007 and the $25,000 earnest and option payment was paid in 2007, with a further $100,000 due on exercise of the option during the year following January 31, 2010.

(9)	Lease of the Lakewood, Colorado office for $2,903 per month commencing in July 2008 for three years, including utilities.

(10)	Lease of a field office with housing in Elfrida, Arizona for $950 per month, not including utilities, with a commitment for fifteen years to 2022, although Bolsa can acquire the property at any time for the amount of the debt on the property).

Our total rent expense for each of the three and nine months ended September 30, 2008 and 2007 was $10,922 and $22,922, respectively.

7. STOCKHOLDERS’ EQUITY

In January, March and May 2008, in order to preserve its cash resources, the Company compensated officers, directors and certain employees for services provided to the Company during 2007 and during the first half of 2008 through the issuance of common stock. Accordingly, a total of 2,167,155 common shares having an average market value of $0.35 per common share, or a total value of $758,988, were issued in payment for such services. Of the total value, $504,839 had been included in accounts payable as of December 31, 2007. Of the remaining amount, $75,335 and $254,149 was recognized as non-cash compensation expense during the three and nine months ended September 30, 2008, respectively. These common stock payments were made in accordance with the Company’s Stock Compensation Plan.

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

In July 2008, the Company issued 58,053 common shares for rent, and, in September 2008 an additional 210,993 common shares in exchange for certain leasehold improvements to its third-party landlord at its Lakewood, Colorado corporate offices. The common shares were valued at the fair value of the services received by the Company or $0.15 and $0.14 per share, respectively, for the July and September stock issuances.

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

The following summarizes the activity of the Company’s stock options for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at January 1, 2008	2,175,000	$1.01
Granted	150,000	0.36
Exercised	—	—
Forfeited or expired	(1,675,000)	1.09

Outstanding at September 30, 2008	650,000	$0.73	3.02	$—

Exercisable at September 30, 2008	650,000	$0.73	3.02	$—

All outstanding options were fully vested as of September 30, 2008. There was no intrinsic value of any option as all were out of the money as of September 30, 2008.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated as follows:

	Nine Months Ended September 30,
	2008	2007
Expected life	3 yr	2 yr
Risk-free interest rates	4.60%	4.97%
Expected stock price volatility	74%	81%
Expected dividend yield	—	—

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. During the nine months ended September 30, 2008, certain vested options were forfeited by certain officers and directors which resulted in a reduction in stock based compensation expense of $348,500 of which $315,500 was credited to general and administrative expense and $33,000 was credited to mineral property expenditures expense. None of the adjustments pertained to the quarter ended September 30, 2008.

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

9. INCOME TAXES

The Company has net operating loss carry-forwards of approximately $4.4 million available for deduction against future years’ taxable income. This was fully reserved by a valuation allowance as of the quarter ended September 30, 2008, since the realization of the net operating loss carry-forwards is doubtful. It is reasonably possible that our estimate of the valuation allowance will change. The operating loss carry-forwards will expire between 2019 and 2023.

10. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007 and throughout the first half of 2008 we maintained consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provided services to our company. Aurelio paid or accrued consulting fees in lieu of salaries to company officers and directors of $115,500 and $964,403 during the three and nine months ended September 30, 2008, respectively, of which $467,839 was attributable to amounts accrued as of December 31, 2007. The Company issued stock under the Stock Compensation Plan in payment of the consulting fees for this period. Fees charged for consulting services were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Refer to Note 7.

In November 2007, the Company entered into a lease and option agreement with a director and officer for a property in Elfrida, Arizona. The Company is using the house for a field office and for temporary field accommodation and pays a market rent ($950/month) for the property. The Company also has an option to acquire the property for the amount of the mortgage debt outstanding on the property (approximately $104,000 at September 30, 2008).

11. SEGMENT INFORMATION

The Company operated in two reportable segments, these being the exploration for copper and zinc on its Hill Copper-Zinc Project in Arizona and the exploration for gold on its Gavilanes Property in Mexico. Following is the segment information for the indicated periods ending September 30:

	Arizona	Corporate	Mexico	Total
As of and for the three months ended Sept. 30, 2008:
Revenue	$—	$—	$—	$—
Depreciation expense	945	685	2,529	4,159
Mineral property expenditures	101,302	3,093	—	104,395
Operating loss	138,792	9,387	225,196	373,375
Other income	20	—	2,677	2,697
Interest expense	59,681	—	372,268	431,949
Net loss	198,453	9,387	594,787	802,627
Additions to fixed assets	—	—	29,631	29,631
Total assets	3,364,277	45,607	479,870	3,889,754
As of and for the three months ended Sept. 30, 2007:
Revenue	—	—	—	—
Depreciation expense	750	649	2,266	3,665
Mineral property expenditures	271,626	93,649	—	365,275
Operating loss	356,223	34,931	183,117	574,271
Other income	3	—	4,146	4,149
Interest expense	14,278	—	678	14,956
Net loss	370,498	34,931	179,649	585,078
Additions to fixed assets	—	—	181	181
Total assets	1,466,138	26,245	154,977	1,647,360
As of and for the nine months ended Sept. 30, 2008:
Revenue	—	—	—	—
Depreciation expense	2,705	2,000	7,176	11,881
Mineral property expenditures	325,084	27,525	-	352,609
Operating loss	446,126	48,604	674,925	1,169,655
Other income	22	—	11,200	11,222
Interest expense	102,807	—	1,186,403	1,289,210
Net loss	548,911	48,604	1,850,128	2,447,643
Additions to fixed assets	5,200	633	30,851	36,684
Total assets	3,364,277	45,607	479,870	3,889,754

	Arizona	Corporate	Mexico	Total
As of and for the nine months ended Sept. 30, 2007:
Revenue	—	—	—	—
Depreciation expense	750	1,941	6,659	9,350
Mineral property expenditures	639,518	95,199	60,000	794,717
Operating loss	769,461	117,859	1,139,344	2,026,664
Other income	35	—	7,654	7,689
Interest expense	42,028	—	2,218	44,246
Net loss	811,454	117,859	1,133,908	2,063,221
Additions to fixed assets	15,000	402	4,663	20,065
Total assets	1,466,138	26,245	154,977	1,647,360
As of and since inception through Sept. 30, 2008:
Revenue	—	—	—	—
Depreciation expense	4,205	5,013	18,312	27,530
Mineral property expenditures	1,875,515	156,804	110,124	2,142,443
Operating loss	2,249,881	246,314	3,121,986	5,618,181
Other income	167	—	78,607	78,774
Interest expense	163,606	—	1,193,893	1,357,499
Net loss	2,413,320	246,314	4,237,272	6,896,906
Additions to fixed assets	20,200	14,520	80,183	114,903
Total assets	3,364,277	45,607	479,870	3,889,754

12. SUBSEQUENT EVENT: PROPOSED SALE OF ASSETS TO AND FINANCING ARRANGEMENT WITH A SHAREHOLDER

Amended Stock Purchase Agreement and Proposed Sale of Assets

On November 17, 2008, the Company entered into an Amended Stock Purchase Agreement (the “Amended Agreement”) with Telifonda (Cayman) Ltd. (“Telifonda”). Telifonda is a shareholder of the Company and has appointed three members of the Company’s current Board of Directors. On October 2, 2008, the Company had filed a current report on Form 8-K previously announcing that it had signed a letter of intent pursuant to which the Company had agreed to sell to Telifonda its wholly-owned subsidiary, Bolsa Resources, Inc., which owns the Hill Copper-Zinc Project, and also to sell Telifonda a 3% Net Smelter Returns royalty in the Company’s Gavilanes gold project. Finalization of these proposed transactions are subject to the approval of the Company’s shareholders.

The total value of the proposed transaction and the cash proceeds to be realized by the Company remains at $4 million and is unchanged from that previously reported in October 2008.

The amended terms of the Amended Amendment became necessary in order for the Company to retain access to the cash being made available thereunder and reflects rapidly deteriorating global economic outlook as well as the current difficult debt and equity markets conditions affecting junior mining companies. The Company also believes that these amended terms also better reflect the fair values of the assets being sold to Telifonda.

Pursuant to the Amended Agreement and subject to shareholder approval, the Company will sell all of the outstanding common stock of Bolsa Resources, Inc. to Telifonda in exchange for $2,500,000 cash and will retain a 3% Net Smelter Return Royalty (“NSR”) on all future precious and base metal production from the Hill Copper-Zinc Project (the “Bolsa NSR”). All such proceeds will be accounting for using the cost recovery method and, accordingly, no gain or loss is expected to be realized at the closing date. The Company will also be entitled to recover all Bolsa related carrying costs it incurs during the period from August 15, 2008 to closing.

The Amended Agreement requires Telifonda to complete a Bankable Feasibility Study within the next four years. Should Telifonda fail to complete the Bankable Feasibility Study or otherwise maintain the 5,000+ acre land position, The Company would have the exclusive right to re-acquire the Hill Copper-Zinc Project by reimbursing Telifonda for its $2,500,000 investment and any of its out-of-pocket expenditures.

Upon completion of the Bankable Feasibility Study, Telifonda would have a right to purchase the Bolsa NSR at fair market value on the terms set forth in the Amended Bolsa NSR Agreement.

The proposed transaction also requires Telifonda to fund Bolsa Resources, Inc. shortly after closing in the initial amount of $8 million to facilitate further development of the Hill Copper-Zinc Project.

In addition to purchasing all of the common stock of Bolsa, under the terms of the Amended Agreement, Telifonda will also purchase a 3% NSR interest in the Gavilanes gold project for $50,000 cash (the “Minera NSR”) which is expected to result in a realized gain of the same amount. The Company will retain the right to repurchase the Gavilanes NSR at fair market value on the terms set forth in the Gavilanes NSR Agreement. The Minera NSR Agreement will be executed simultaneously with the closing of the transactions contemplated by the Amended Agreement and is subject to shareholder approval.

Bridge Loan Agreement

In connection with the Amended Agreement, on October 1, 2008 Telifonda advanced $2,000,000 to the Company (the “Bridge Loan”) that will be repaid upon the closing of the transactions contemplated by the Amended Agreement by offsetting the principal outstanding under the Bridge Loan against the cash consideration due under the Amended Agreement. The Bridge Loan is non-interest bearing. If the Amended Agreement does not close, the Bridge Loan is payable in cash, with the date such payment is due dependent upon the reason the transaction fails to close. The Bridge Loan is secured by all of the assets of the Company, including all shares of common stock held by the Company in its two subsidiaries, as set forth in the related General Security Agreement.

Of the proceeds from the Bridge Loan, $1,500,000 was used on October 1, 2008 to retire all outstanding Convertible Debentures as at September 30, 2008. The remaining proceeds will be used for working capital purposes.

Loan to The Company

As part of the transaction contemplated by the Amended Agreement, Telifonda has agreed to loan, upon shareholder approval of the overall transaction, $1.45 million to a newly-created subsidiary of the Company (the “NewCo” loan). The NewCo Loan Agreement will be an unsecured loan and will be non-recourse to Aurelio Resources, Inc., the parent company. Interest will accrue at LIBOR + 5% over the term of the loan.

The Company intends to use the proceeds of the NewCo Loan facility to fund further exploration of its assets, as well as for other property acquisitions and general working capital.

On October 1, 2008 the Company’s wholly-owned subsidiary, Bolsa Resources, Inc. (“Bolsa”) completed the acquisition of twenty (20) patented mining claims in the Turquoise Mining District of Cochise County, Arizona from View Sites LLC (the “View Sites Claims”).

The View Sites Claims cover approximately 360 acres and are located to the west and southwest of the MAN Area as well as to the north-northeast of the Courtland Areas of the Company’s wholly-owned Hill Copper-Zinc Project. These claims incorporate projected extensions of copper-zinc-silver-gold sulfide mineralization as well as of the leachable oxide copper and chalcocite copper deposits overlying the MAN Area sulfide zone.

Bolsa will acquire the Viewsites claims by making staged payments totaling $950,000 over thirty months.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Subsequent Event: Proposed Sale of Assets to and Financing Arrangement with a Shareholder

Amended Stock Purchase Agreement and Proposed Sale of Assets

On November 17, 2008, the Company entered into an Amended Stock Purchase Agreement (the “Amended Agreement”) with Telifonda (Cayman) Ltd. (“Telifonda”). Telifonda is a shareholder of the Company and has appointed three members of the Company’s current Board of Directors. On October 2, 2008, the Company had filed a current report on Form 8-K previously announcing that it had signed a letter of intent pursuant to which the Company had agreed to sell to Telifonda its wholly-owned subsidiary, Bolsa Resources, Inc., which owns the Hill Copper-Zinc Project, and also to sell Telifonda a 3% Net Smelter Returns royalty in the Company’s Gavilanes gold project. Finalization of these proposed transactions are subject to the approval of the Company’s shareholders.

The total value of the proposed transaction and the cash proceeds to be realized by the Company remains at $4 million and is unchanged from that previously reported in October 2008.

Modifying the terms of the Amended Amendment became necessary in order for the Company to retain access to the cash being made available thereunder and reflects rapidly deteriorating global economic outlook as well as the current difficult debt and equity markets conditions affecting junior mining companies. The Company also believes that these amended terms also better reflect the fair values of the assets being sold to Telifonda.

Pursuant to the Amended Agreement and subject to shareholder approval, the Company will sell all of the outstanding common stock of Bolsa Resources, Inc. to Telifonda in exchange for $2,500,000 cash and will retain a 3% Net Smelter Return Royalty (“NSR”) on all future precious and base metal production from the Hill Copper-Zinc Project (the “Bolsa NSR”). All such proceeds will be accounting for using the cost recovery method and, accordingly, no gain or loss is expected to be realized at the closing date. The Company will also be entitled to recover all Bolsa related carrying costs it incurs during the period from August 15, 2008 to closing.

The Amended Agreement requires Telifonda to complete a Bankable Feasibility Study within the next four years. Should Telifonda fail to complete the Bankable Feasibility Study or otherwise maintain the 5,000+ acre land position, The Company would have the exclusive right to re-acquire the Hill Copper-Zinc Project by reimbursing Telifonda for its $2,500,000 investment and any of its out-of-pocket expenditures.

Upon completion of the Bankable Feasibility Study, Telifonda would have a right to purchase the Bolsa NSR at fair market value on the terms set forth in the Amended Bolsa NSR Agreement.

The proposed transaction also requires Telifonda to fund Bolsa Resources, Inc. shortly after closing in the initial amount of $8 million to facilitate further development of the Hill Copper-Zinc Project.

In addition to purchasing all of the common stock of Bolsa, under the terms of the Amended Agreement, Telifonda will also purchase a 3% NSR interest in the Gavilanes gold project for $50,000 cash (the “Minera NSR”) which is expected to result in a realized gain of the same amount. The Company will retain the right to repurchase the Gavilanes NSR at fair market value on the terms set forth in the Gavilanes NSR Agreement. The Minera NSR Agreement will be executed simultaneously with the closing of the transactions contemplated by the Amended Agreement and is subject to shareholder approval.

Bridge Loan Agreement

In connection with the Amended Agreement, on October 1, 2008 Telifonda advanced $2,000,000 to the Company (the “Bridge Loan”) that will be repaid upon the closing of the transactions contemplated by the Amended Agreement by offsetting the principal outstanding under the Bridge Loan against the cash consideration due under the Amended Agreement. The Bridge Loan is non-interest bearing. If the Amended Agreement does not close, the Bridge Loan is payable in cash, with the date such payment is due dependent upon the reason the transaction fails to close. The Bridge Loan is secured by all of the assets of the Company, including all shares of common stock held by the Company in its two subsidiaries, as set forth in the related General Security Agreement.

Of the proceeds from the Bridge Loan, $1,500,000 was used on October 1, 2008 to retire all outstanding Convertible Debentures as at September 30, 2008. The remaining proceeds will be used for working capital purposes.

Loan to The Company

As part of the transaction contemplated by the Amended Agreement, Telifonda has agreed to loan, upon shareholder approval of the overall transaction, $1.45 million to a newly-created subsidiary of the Company (the “NewCo” loan). The NewCo Loan Agreement will be an unsecured loan and will be non-recourse to Aurelio Resources, Inc., the parent company. Interest will accrue at LIBOR + 5% over the term of the loan.

The Company intends to use the proceeds of the NewCo Loan facility to fund further exploration of its assets, as well as for other property acquisitions and general working capital.

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

Our financial statements for the three and nine months ended September 30, 2008 and 2007 have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions as noted below currently exist that raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We acquired a database that includes assay results from 274 holes drilled from the early 1950s to the mid-1990s and were able to develop preliminary in-house estimates of mineralized material containing copper and other metals. We also acquired 76,780 feet of drill core from 95 holes that had been assayed for copper. We are in process of re-assaying these drill cores for gold, silver, lead and zinc in order to add to the company’s exploration database. As of September 30, 2,008 feet of this drill core had been resampled and assayed. An independent review of our in-house estimate of the mineralized material of the MAN area was completed on October 23, 2007 which estimated in-place mineralized material in the MAN area is 63,757,000 tons grading 0.43% copper and 0.15% zinc (plus gold, silver and lead credits).

During 2007, Aurelio drilled a total of 44 holes on the Hill Copper-Zinc Project, totaling 21,489 feet to obtain core and reverse circulation samples. The total amount spent in 2007 for drilling was approximately $1,023,000. No additional drilling has been conducted during the first nine months of 2008.

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

Results of Operations

Revenues

We have had no operating revenues since our inception on February 19, 2004, through September 30, 2008. During the next twelve-month period, we will not generate any revenues.

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

Mineral Property Costs

Costs incurred during each of the three and nine month periods ended September 30, 2008 and 2007 pertain primarily to property maintenance payments and exploration activities that are described above under “Hill Copper-Zing Project.” Costs vary from period to period based upon the timing of required payments and funds available to carryout planned exploration activities including drilling, assaying, geological and metallurgical evaluations.

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

Liquidity and Capital Resources

At September 30, 2008, we had cash on hand of $400 thousand. Also refer to Subsequent Event: Proposed Sale of Assets to and Financing Arrangement with a Shareholder.

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

Cash used in operating activities was $1.7 million for the nine months ended September 30, 2008 ($1.44 million for the nine months ended September 30, 2007), which reflects the costs of our operations for the period and, in 2008 and the reduction of outstanding accounts payable pertaining to 2007 property programs. Cash used in investing activities in 2008 and 2007 related principally to purchase of additional lands within the Hill Copper-Zinc project. We also used $254 thousand in the second quarter of 2008 to repay a short-term borrowing arrangement.

We have funded our business to date from sales of our common stock and convertible debentures. Gross cash proceeds from the sale of our common shares during the period from inception, on February 19, 2004, through September 30, 2008, totaled approximately $3.9 million (after adjustments when we acquired ARI), including $1.0 million in 2008. Proceeds from the sale of Debentures approximated $1.5 million in February 2008. The Debentures were repaid in full at their face value of $1,500,000 on October 1, 2008 (refer to Note 12 Subsequent Event: Proposed Sale of Assets to and Financing Arrangement with a Shareholder). The unamortized discount on debentures was recognized as a loss on extinguishment of indebtedness in October 2008.

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

Contractual Obligations as of September 30, 2008	Total	Less then 1 year	1 to 3 Years	3 to 5 years	More than 5 years
Long-term bank debt(1)	$10,729	$10,729	$—	$—	$—
Note payable - Rae Family (6)	1,014,000	520,000	494,000	—	—
Note payable – Courtland Claims(2)	950,000	—	950,000	—	—
Debentures payable (1)	1,500,000	1,500,000	—	—	—
Unpatented Claims – annual renewal fees(3)	62,500	12,500	25,000	25,000	—
Gavilanes option payments (4)	435,000	45,000	85,000	305,000	—
Gold Coin payments (5)	1,425,000	75,000	300,000	300,000	750,000
Viewsite claims(7)	930,000	180,000	750,000	—	—
Graham payments (8)	100,000	—	100,000	—	—
Lease of Lakewood, CO office (9)	95,799	34,836	60,963	—	—
Lease of Elfrida, AZ field office (10)	201,600	28,200	28,200	28,200	117,000

(1)	Refer to Note 5 of Notes to Unaudited Financial Statements.

(2)	The purchase of the 30 patented Courtland Claims (which form part of the Hill Copper-Zinc Project) from Hope Mining and Milling Company. In addition to the promissory note, the seller is entitled to receive a net smelter return royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can buy this royalty for $2 million.

(3)	For each of our 102 unpatented mining claims on the Hill Copper-Zinc Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, as long as we are actively exploring on this land.

(4)	In addition to the total of the option payments for the purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

(5)	A lease with option to purchase agreement for 65 unpatented claims and three Arizona Mineral Exploration Permits was entered into on April 15, 2007 for $1,500,000. The terms of the agreement were a $20,000 payment upon execution of the agreement, plus $55,000 on April 15, 2008, a $75,000 payment on April 15, 2009, and $150,000 annually thereafter, until payment is complete, which is to be on or before April 15, 2018.

(6)	The purchase price for the 13 patented claims and several surface rights on the Rae property of $1,300,000 less payments through September 30, 2008 by Bolsa of $210,000. The remainder is payable pursuant to a $1,040,000 promissory note that provides for four semi-annual payments of principal, each $260,000, together with semi-annual payments of interest on the unpaid balance of the promissory note, the first semi-annual payment due six months following date of closing and subsequent payments each six months.

(7)	On March 25, 2008, the Company entered into a purchase agreement with View Sites LLC to acquire 20 patented mining claims covering 360 acres located to the west and southwest of the MAN claims and north northeast of the Hope claims for $950,000. A $20,000 down payment was made in March 2008 and a further $37,000 was paid in July. Following completion of a detailed land survey, closing occurred in October 2008 with the balance of the purchase price payable over 30 months.

(8)	A purchase option agreement for 531 Courtland and Center Courtland Townsite Lots was effective September 24, 2007 and the $25,000 earnest and option payment was paid in 2007, with a further $100,000 due on exercise of the option during the year following January 31, 2010.

(9)	Lease of the Lakewood, Colorado office for $2,903 per month commencing in July 2008 for three years, including utilities.

(10)	Lease of a field office with housing in Elfrida, Arizona for $950 per month, not including utilities, with a commitment for fifteen years to 2022, although Bolsa can acquire the property at any time for the amount of the debt on the property.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

During the year ended December 31, 2007 we maintained consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provided services to our company. Aurelio paid or accrued consulting fees in lieu of salaries to our company officers and directors of $115,500 and $1,251,868 during the three and nine months ended September 30, 2008, respectively, of which $467,839 was attributable to amounts accrued as of December 31, 2007. The Company issued stock under the Stock Compensation Plan in payment of the consulting fees for this period. Fees charged for consulting services were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

In November 2007, the Company entered into a lease and option agreement with a director and officer for a property in Elfrida, Arizona. The Company is using the house for a field office and for temporary field accommodation and pays a market rent ($950/month) for the property. The Company also has an option to acquire the property for the amount of the mortgage debt outstanding on the property (approximately $104,000 at September 30, 2008).

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

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls over financial reporting for 2008, the Company’s Chief Executive Officer and acting Chief Financial Officer determined that there was one significant change to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. This change related to a single control deficiency that was identified during the first quarter of 2007 related to the Company’s recognition of the beneficial conversion feature of convertible debentures issued in February 2008. Management believes that the additional controls it implemented during the nine months ended September 30, 2008 have removed the control deficiency, and its controls over financial reporting are now effective.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the quarter ended September 30, 2008.

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

Date: November 18, 2008	AURELIO RESOURCE CORPORATION. A Colorado Corporation

/s/ Stephen B. Doppler
Stephen B. Doppler Chief Executive Officer

Date: November 18, 2008	/s/ Frederick Warnaars
Frederick Warnaars Chief Financial Officer