Form 10-K
period 2008-12-31
AURELIO RESOURCE CORP
filed 2009-03-31
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50931

AURELIO RESOURCE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	33-1086828
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 202, 12345 Alameda Pkwy

Lakewood, Colorado, 80228

(Address of principal executive offices) (zip code)

303.795.3030

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price of its common stock March 24, 2009 was $2,233,160.

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of March 24, 2009 was 44,638,913.

Documents incorporated by reference: See Part III, Item 15, and “EXHIBIT INDEX” on page 61 for a listing of documents incorporated by reference into this Annual Report on FORM 10-K.

PART I

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND CURRENCY DISCLOSURE

This annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“1934 Act”). Aurelio Resource Corporation intends that such forward-looking statements be subject to the safe harbors for such statements under such sections. Our forward-looking statements include, among other things, the plans and objectives of management for future operations, plans and objectives relating to our business strategy, planned asset development and other related planned future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “could”, “intends”, “objective”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that are described throughout this Form 10-K, including the risks in the section entitled “Risk Factors”. Many of these factors are beyond our control. Aurelio Resource Corporation cautions that these risks may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to update any of the forward-looking statements to conform these statements to actual results or for circumstances occurring after the date of this Form 10-K.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

ITEM 1	DESCRIPTION OF BUSINESS

As used in this annual report, the terms “we”, “us”, “Aurelio”, “Company” and “our” mean Aurelio Resource Corporation, our wholly owned subsidiaries, Bolsa Resources, Inc., and Minera Milenium S.A. de C.V., which is 98% owned by Aurelio Resource Corporation, unless otherwise indicated.

Corporate History

Aurelio is an exploration stage company and, since inception has conducted no operations nor earned any revenues.

We were incorporated in the State of Nevada on February 19, 2004 under the name Furio Resources, Inc. We are an exploration stage company engaged in the exploration of mineral properties and we may also, from time to time, acquire additional mineral properties to explore. Since incorporation, we have focused our efforts on acquiring mineral properties and carrying out exploration activities on those mineral properties.

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

Current Business

As a result of our acquisition of ARI, we indirectly acquired all of its assets in 2006. In particular, we acquired properties in Arizona, now held through our wholly-owned Arizona subsidiary Bolsa Resources, Inc. (“Bolsa”), and a 98% interest in Minera Milenium S.A. de C.V. (“Minera Milenium”), a company incorporated in Mexico which holds an option to acquire a 100% interest in a gold property in Mexico.

During 2008, the Company conducted the following financing:

On February 15th of 2008, the Aurelio Board of Directors approved a US$1,000,000 equity financing agreement with the Investors consisting of 3,333,334 Units, with each Unit equal to one common share and one half-warrant, with each full warrant permitting the holder to purchase one additional common share at $0.50/share for five years. As noted in the press release announcing this financing, the parties intended that the February 2008 equity financing would be the first tranche in a long-term strategic alliance between the Company and the Investors that would be structured over the coming weeks and months.

On February 27th of 2008, Telifonda, and affiliates of the Investors, approached the Aurelio Board of Directors with an expression of interest in providing additional financing for the Company. The Board of Directors considered that expression of interest and indicated a willingness to consider a transaction. On April 7th of 2008, the Company received an initial Investment Proposal and Term Sheet from Telifonda Holdings Co. Ltd. The Board of Directors evaluated this financing offer and determined that it was not in the best interests of stockholders due to high interest charges, complex structure and the potential for extremely significant dilution.

On July 3rd of 2008, the Company received a revised Investment Proposal and Term Sheet from Telifonda through its Director, Amicorp Management Ltd. At a meeting of the Aurelio Board of Directors on July 8, 2008, the Board considered the potential conflicts of interests of Mr. Warnaars, Mr. Roes and Mr. Vermeulen in the transaction (see “—Interests of Directors and Officers in the Telifonda Sale Transaction that Differ from Your Interests”). As a result of these potential conflicts of interest, the Board of Directors appointed an independent committee (the Special Committee) of the Board consisting of Mr. Johnson and Mr. Doppler to continue negotiations with Telifonda. The Board and the Special Committee evaluated the revised financing offer and again determined that it was not in the best interests of stockholders due to high interest charges, complex structure and the potential for extremely significant dilution.

Representatives of Telifonda and the Special Committee continued to have discussions in July and early August. On August 14th of 2008, a new term sheet for a proposal for an investment in Aurelio and Bolsa was provided by Telifonda through its Director, Amicorp Management Ltd. The Special Committee presented the revised proposal to the Board of Directors in early August, 2008.

Between August 22, 2008 and September 29, 2008, the officers of the Company worked with Telifonda to negotiate definitive agreements for the Telifonda Sale Transaction. On September 29, 2008, the definitive agreements were presented to the Aurelio Board of Directors. The Board of Directors discussed the definitive agreements as well as the factors set forth above, considered the continuing market contraction in all equity markets, again reviewed the capital requirements of the Company required to advance the Bolsa Hill Copper-Zinc Project, and other factors. The Board then unanimously determined that the Telifonda Sale Transaction was in the best interests of the Aurelio stockholders and authorized the officers of the Company to execute and deliver the definitive agreements and to seek the approval of the Aurelio stockholders with regard to the Telifonda Sale Transaction.

Following the execution of the initial Stock Purchase Agreement, it became apparent to management of the Company that despite the advance of the Bridge Loan to the Company by Telifonda, due to the significant further downturn in global economic conditions, the continuing contraction occurring in the equity and credit markets, particularly for similarly situated companies, the transaction contemplated in the original Stock Purchase Agreement was possibly at risk. The parties mutually agreed to reopen discussions about a possible modification to the agreements to address both parties’ needs given the extremely difficult global economic and market conditions. Between early October and into November, Company’s management worked with Telifonda to negotiate a restructuring to the transaction which would better reflect the valuations of the Company’s assets, which would ensure Company’s preservation of capital following closing of the transaction, and which would facilitate the ultimate closing of the transaction subject to the approval of the stockholders of the Company. On November 14, 2008, definitive agreements incorporating these amendments were presented to the Aurelio Board of Directors for consideration. The Board of Directors discussed these amended agreements in the context of current global economic and market conditions, again considered all of the many factors previously addressed in its earlier deliberations, and reviewed in detail the nearly $2,000,000 required over the next 2 years to simply maintain the properties comprising Bolsa Resource Inc.’s Hill Copper-Zinc Project. The Board then authorized the officers of the Company to execute and deliver the definitive agreements and to seek the approval of the Aurelio stockholders with regard to the amended Telifonda Sale Transaction which was later approved by the shareholders on February 13, 2009. As the Board also authorized the officers to execute the bridge loan agreement, funds for which were received by the company, and used to retire in full the $1.5 million convertible debenture financing with three U.S.-based institutional investors dated February 26, 2008 as described in the 2007 Form 10-KSB.

On November 17, 2008, the Company entered into an Amended Stock Purchase Agreement (the “Amended Agreement”) with Telifonda (Cayman) Ltd. (“Telifonda”). Telifonda is a shareholder of the Company and the Company appointed two members of Telifonda to the Company’s Board of Directors in April 2008. On October 2, 2008, the Company filed a report on Form 8-K to announce that previously it had signed a letter of intent pursuant to which the Company had agreed to sell to Telifonda its wholly-owned subsidiary, Bolsa Resources, Inc., which owns the Hill Copper-Zinc Project, and also to sell Telifonda a 3% Net Smelter Return royalty in the Company’s Gavilanes gold project. Finalization of these transactions was subject to the approval of the Company’s shareholders, which occurred February 13, 2009.

The total value of the proposed transaction and the cash proceeds to be realized by the Company is $4 million, consisting of the sale of assets from total proceeds of $2.55 million and a non-recourse loan as described below for $1.45 million.

Pursuant to the Amended Agreement and as approved by the shareholders, the Company sold all of the outstanding common stock of Bolsa Resources, Inc. to Telifonda in exchange for $2,500,000 cash and retained a 3% Net Smelter Return Royalty (“NSR”) on all future precious and base metal production from the Hill Copper-Zinc Project (the “Bolsa NSR”). All such proceeds will be accounted for using the cost recovery method and, accordingly, no gain or loss was realized at the closing date. The Company is also entitled to recover certain Bolsa related costs it incurred during the period from August 15, 2008 to closing.

The Amended Agreement requires Telifonda to complete a Bankable Feasibility Study within the next four years. Upon completion of the Bankable Feasibility Study, Telifonda will have a right to purchase the Bolsa NSR at fair market value on the terms set forth in the Amended Bolsa NSR Agreement. Should Telifonda fail to complete the Bankable Feasibility Study or otherwise maintain the 5,000+ acre land position, the Company will have the exclusive right to re-acquire the Hill Copper-Zinc Project by reimbursing Telifonda for its $2,500,000 investment and any of its out-of-pocket expenditures.

The transaction also requires Telifonda to fund Bolsa Resources, Inc. after closing in the amount of $8 million to facilitate further development of the Hill Copper-Zinc Project.

In addition to purchasing all of the common stock of Bolsa under the terms of the Amended Agreement, Telifonda will also purchase a 3% NSR interest in the Gavilanes gold project for $50,000 cash prior to December 31, 2009 (the “Minera NSR”) which is expected to result in a realized gain of the same amount. The Company will retain the right to repurchase the Gavilanes NSR at fair market value on the terms set forth in the Gavilanes NSR Agreement. The Minera NSR Agreement will be executed simultaneously with the closing of the transactions contemplated by the Amended Agreement and is subject to shareholder approval.

Bridge Loan Agreement

In connection with the Amended Agreement, on October 1, 2008 Telifonda advanced $2,000,000 to the Company (the “Bridge Loan”) that was repaid upon the closing of the transactions contemplated by the Amended Agreement by offsetting the principal outstanding under the Bridge Loan against the cash consideration due under the Amended Agreement. The Bridge Loan was non-interest bearing. The Bridge Loan was secured by all of the assets of the Company, including all shares of common stock held by the Company in its two subsidiaries, as set forth in the related General Security Agreement.

Of the proceeds from the Bridge Loan, $1,500,000 was used on October 1, 2008 to retire all outstanding Convertible Debentures as of September 30, 2008. The remaining proceeds will be used for working capital purposes.

Loan to the Company

As part of the transaction contemplated by the Amended Agreement, an affiliate of Telifonda has agreed to loan, as approved by the shareholders, $1.45 million to a newly-created subsidiary of the Company (the “NewCo” loan) prior to December 31, 2009. The NewCo Loan Agreement will be an unsecured loan and will be non-recourse to Aurelio Resource Corporation, the parent company. Interest will accrue at LIBOR + 3 over the term of the loan. NewCo has been renamed AIEX Corporation, a corporation formed in Colorado as of January 27, 2009.

The Company intends to use the proceeds of the NewCo Loan facility to fund further exploration of its assets, as well as for other property acquisitions and general working capital.

Also during 2008, the Company added to its property interests for the Hill Copper-Zinc Project as follows:

•	On March 20, 2008 Bolsa entered into an agreement to acquire 20 patented mining claims from View Sites LLC;

•	On April 10, 2008 Bolsa completed the purchase of interests in two patented mining claims from Newmont Realty Company;

•	On May 5, 2008 Bolsa located two additional unpatented mining claims (MAN #37 and 38); and,

•	On June 23, 2008 Bolsa acquired two Courtland Town site lots from the Hernandez Trust.

The assets held by Aurelio Resource Corporation as of December 31, 2008 are described below under “Item 2 - Description of Properties”. Note that the assets held in Arizona have been transferred to Telifonda as of closing of the Amended Stock Purchase Agreement on February 18, 2009.

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

Employees

We have no employees on the payroll, but as of the date of this annual report, we have one officer who is also a director, and a second director who provides services for a portion of his time under consulting contracts. We also have three part-time contract support staff providing various services in our corporate office. We have retained and intend in the future to retain independent geologists and consultants on an as-needed contract basis to conduct the work programs on the mineral properties.

Offices

We maintain an executive office in Lakewood, Colorado and field offices in Elfrida, Arizona and in Culiacan, Mexico. We believe these spaces are adequate for our current needs and that suitable space will be available to accommodate our future needs. Note that as of the February 18, 2009 closing of the Amended Stock Purchase Agreement (the “Amended Agreement”) with Telifonda (Cayman) Ltd. (“Telifonda”) for the sale of Bolsa, the field office in Elfrida, Arizona is no longer maintained by the Company.

Available Information

Aurelio’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Securities and Exchange Commission’s (“SEC”) website: http:/www.sec.gov. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additional information about the Company and our products and services is also available on our website at http://www.aurelioresource.com.

Our common stock is currently trading on the OTC Bulletin Board. OTC Bulletin Board stocks are not required to send annual reports directly to their shareholders. Our shareholders have direct electronic access to all of our SEC filings via a link to the Securities and Exchange Commission’s website available on our website at http://www.aurelioresource.com or via the SEC website at www.sec.gov. We send proxy and information statements directly to our shareholders when matters are brought to the vote of our shareholders.

Risk Factors

Shares of our common stock are speculative, especially since we are in the exploration stage of our new business. We operate in a volatile sector of business that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Prospective investors should consider carefully the risk factors set out below.

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

We have not generated any revenues or profit since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. We currently are in the exploration stage and have not found any commercially viable mineral deposits on our properties. We estimate our average monthly operating expenses to be approximately $50,000, before meeting our commitments for ongoing property acquisition and option payments. We cannot provide assurances that we will be able to successfully explore our properties and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, contained elsewhere in the Form 10K. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

As of December 31, 2008 we have a substantial amount of outstanding options and warrants, which, combined with other shares and the convertible debentures and warrants issued subsequent to year-end, if completely exercised, would dilute existing stockholders’ ownership by approximately 46%. While all of our outstanding warrants and options are exercisable at prices in excess of the current market price of our common stock, if our share price increases substantially and these securities are exercised, then shareholders may experience substantial dilution of book value per share of our common stock. The issuance of additional securities may also reduce the market price of our common stock. Based on the need for additional capital to fund further exploration of our properties, it is likely that we will issue additional securities to provide such capital, and that such additional issuances may involve a significant number of shares, some of which may be offered at a discount to the current market price.

The price of our common stock has a history of volatility, which may prevent shareholders from realizing a profit from their investment during particular time frames.

The market price for shares of our common stock may be highly volatile depending on news announcements or changes in general market conditions. In recent years, the stock market has experienced extreme price and volume fluctuations. From January 1, 2008 to December 31, 2008, our stock closed in a range from a high of $0.40 to a low of $0.011 per share. Such volatility may cause large swings in the value of a shareholders’ investment in us.

Substantially all of our current assets will be pledged to secure our indebtedness pursuant to the NewCo (AIEX Corporation) Loan Agreement that will be entered into during 2009.

The Company’s rights and interests in the Gavilanes property will be pledged to secure indebtedness under the NewCo Loan Agreement to be entered into by and among Telifonda (Cayman) Ltd, the Company, and AIEX Corporation, a wholly owned subsidiary of Aurelio Resource Corp.

Since these assets represent substantially all of our current assets, we likely will not have access to additional secured lending until this indebtedness is repaid, which may require us to raise additional funds through unsecured debt and equity offerings. Default under our debt obligations would entitle our lenders to foreclose on our assets. The inability to raise additional working capital or the foreclosure of our assets could have a material adverse effect on our financial condition and results of operations.

The terms of the NewCo (AIEX Corporation) non-recourse loan include a number of restrictive covenants which, if breached, could result in loss of our rights and interests in the Gavilanes gold project.

The NewCo Non-Recourse Loan Agreement contains a number of conditions and limitations on the ways in which we can operate our business, including limitations on our ability to raise capital, sell or acquire assets and pay dividends. The NewCo Loan Agreement also contains various covenants. These limitations and covenants may force us to pursue less than optimal business strategies or forego business arrangements which could have been financially advantageous to us or our shareholders. There can be no assurance that we will fulfill these covenants or, if we do not fulfill one or more of these covenants, that we will receive from our lender waivers of the necessity of fulfilling such covenants.

Our failure to comply with the covenants and restrictions contained in the NewCo Loan Agreement could lead to a default under the terms of these agreements. If a default occurs and we are unable to renegotiate the terms of the debt, the lenders could declare all amounts borrowed and all amounts due to them under the agreements due and payable. If we are unable to repay the debt, the lenders could foreclose on our assets that are subject to liens and sell our assets to satisfy the debt. As part of our loan agreements, the assets of our AIEX subsidiary in the United States are subject to a security interest and the assets of our subsidiaries in Mexico are subject to a floating lien. Foreclosure on these assets could have a material adverse effect on our results of operations and financial condition.

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

“chalcocite” – a sulfide mineral of copper (Cu2S) confined to the zone of secondary enrichment, 80% copper;

“chalcocite blanket” – a flat-lying, blanket-shaped deposit of secondary chalcocite moving downward and precipitating at the ancient water table;

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

“Dirección General de Minas” – Department of Mines, Mexico;

“drill indicated resources” – the size and quality of a potential ore body as suggested by widely spaced drill-holes; more work is required before resources can be classified as probable or proven reserves;

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

“felsic” – a term used to describe light-colored rocks, typically containing feldspar and silica;

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

“pyrite” – an iron sulfide (FeS2);

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

“schist”–a metamorphic rock characterized by strong foliation or schistosity;

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

“sphalerite” – zinc sulfide (ZnS), 67% zinc;

“stake” – to mark the location or limits of, commonly with wooden stakes, to locate a mining claim;

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

“supergene” – formed by descending waters, as a mineral or ore deposits;

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

“weathering” – near-surface alteration and oxidation of minerals and rocks by exposure to the atmosphere or ground water.

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2	DESCRIPTION OF OUR MINERAL PROPERTIES

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

General Overview of our Arizona Mining Claims at the Hill Copper-Zinc Property

At December 31, 2008, we were the registered owner of a 100% interest in 36 MAN unpatented mining claims as well as the Gold Coin #55 unpatented mining claim, which are part of the 101 unpatented mining claims and 64 patented claims located on the Hill Copper-Zinc Project, as described in the table below. The unpatented claims are staked on federal lands administered by the U.S. Bureau of Land Management. In addition to the 13 claims acquired with the purchase of ARI, staked on two earlier occasions and all contiguous with one another, we also staked an additional 17 MAN unpatented mining claims during late 2006 which were recorded at the Bureau of Land Management (BLM) on January 24, 2007 and January 25, 2007. An additional four claims were staked and recorded with the BLM on August 17, 2007. These claims are contiguous with the 13 initial MAN claims. Two additional small claims were staked and recorded in late 2008 to cover minor gaps. The mining claims are in good standing with all regulatory authorities, and the mining claims are properly registered at Cochise County in Bisbee, Arizona, and with the U.S. Bureau of Land Management in Phoenix, Arizona. The current annual maintenance fees on unpatented mining claims are $125 per claim due on or before August 31 of each year.

The claims staked or otherwise acquired, exploration permits and leases obtained, and other property acquisitions are listed chronologically:

Date	Property Name	Claims Patented		Claims Unpatented		Acres Mineral		Acres Surface
March 7, 2005	BLM filing date - MAN claims; quitclaim deed to Aurelio recorded January 19, 2007			6		(see below	)
November 8, 2005	BLM filing date - MAN claims; quitclaim deed to Aurelio recorded January 19, 2007			7		(see below	)
September 15, 2006	Hope Mining claims	30				550		550
January 24, 2007	BLM filing date - MAN claims			9		(see below	)
January 25, 2007	BLM filing date - MAN claims			8		(see below	)
April 15, 2007	Gold Coin – claims			65	(4)	1021
April 15, 2007	Gold Coin - 3 AZ state mineral exploration permits					251
August 6, 2007	Rae Family – claims	12.5	(2)			213		213
	Rae Family – 2 surface rights parcels							744	(4)
	Rae Family - surface & mineral rights (homestead patented)					292		292
August 17, 2007	BLM filing date - MAN claims			4		(see below	)
August 28, 2007	Bolsa received 3 AZ state mineral exploration permits, Sections 33, 34, 35, T19S, R25E					1320
September 24, 2007	Graham – 531 Courtland Town Site Lots (overlaps other surface rights)
March 20, 2008	View Sites – purchase agreement – 20 patented claims	20				360		360
April 10, 2008, 2007	Newmont Mining – claims	1.5	(2)			24		24
May 5, 2008	Location date for 2 MAN Claims 37 and 38			2		4
June 23, 2008	Hernandez - 2 Courtland Town Site Lots

TOTALS:	Total patented claims	64

	Total unpatented claims			101

	Total acres MAN Area unpatented 36 claims					388

	Total acres mineral rights					4,417	(1)

	Total acres surface rights including all patented and surface rights							2,183	(1)

	Total acres mineral and surface							5,161	(3)

(1)	The total acreages are approximate due to the complexity of overlapping claims as well as incomplete surveys for Gold Coin, and MAN Claims.

(2)	The Rae Family and Newmont each hold 50% of one of the two claims.

(3)	Part of the surface rights overlap the MAN Claims (not controlled)

(4)	Bolsa acquired the Gold Coin #55 unpatented mining claims in April 2008 for $25,000 cash.

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

During 2007, the Company added to its property interests and database for the Hill Copper-Zinc Project. These acquisitions included completion of an option agreement with Newmont Mining Corporation to purchase two of its patented mineral claims; an extensive exploration file of the Turquoise Mountain Mining District, Cochise County, Arizona, where the Hill Copper-Zinc Project is located including the logs and assay results of 274 holes, drilled by ten different companies between the 1950s to the mid-1990s; completion of a mineral lease and option agreement with three individual owners of the 65 Gold Coin mineral claims and three Arizona State exploration permits; and, acquired and took possession of 76,780 feet of drill core from 95 holes from prior drilling campaigns around the Hill Copper-Zinc Project in the Turquoise Mining District. We also entered into a conditional agreement with the Rae family that gives us the right to purchase 13 patented mining claims (covering approximately 213 acres) located on the north of the MAN area. As part of the transaction, the Company has also acquired the right to acquire approximately 744 acres of surface rights covering the entire MAN deposit in an area to the west of the deposit, with an additional 292 acres of surface and mineral rights to the east of the deposit. These acquisitions were concluded through Bolsa. Bolsa entered into an option agreement to acquire surface rights, being town sites on part of the Courtland area from Kay B. Graham. The Company, through Bolsa, also staked an additional five unpatented BLM lode mining claims to the north and northeast of the MAN deposit, and also applied for three Arizona State mineral exploration permits covering an estimated 1,320 acres. An independent review of its in-house estimate of the mineralized material in the MAN area was completed in October 2007.

Also, during 2007, Aurelio drilled a total of 44 holes on the Arizona properties, totalling 21,489 feet, to obtain core and reverse circulation samples. The total amount spent in 2007 for drilling was approximately $1,023,000. Aurelio at the Hill Copper-Zinc Project now owns or has options to acquire a total of 45 patented claims, 119 unpatented claims. We have six Arizona State mineral exploration permits, and control approximately 5,041 acres of land in Arizona. We intend to explore our Arizona properties and hope to develop and exploit any mineral deposits we discover. Alternatively, we may in the future joint venture or sell an interest in or otherwise assign the rights to develop or exploit the properties.

During 2007, Aurelio also prepared seven drill pads and approximately three kilometers of road at the Gavilanes Gold Project in Mexico, at a cost of $50,045. We intend to explore our Mexican property as funds permit with a view to exploiting any mineral deposits we discover, or selling or otherwise assigning the rights to do so.

During 2008, the Company maintained its previous acquired property interests and added to its property interests and database for the Hill Copper-Zinc Project as follows:

•	Gold assay results from 2007 drilling in the MAN Area indicated the presence of significant gold mineralization at the MAN Area.

•	Results from 2007 exploratory drilling between the MAN and South Courtland areas further extended the broad zone of zinc-silver mineralization running through the South Courtland area.

•

Aurelio received results from sequential leach test programs completed by two independent labs on mineralized material from the Company’s wholly-owned Hill Copper Leach Project. The results confirmed that secondary (chalcocite) copper mineralization at Hill is amenable to extraction of copper using industry-standard acid leach solution methods.

During 2008 the Company, through Bolsa, acquired 20 patented mining claims (the “View Sites claims”) in the Turquoise Mining District of Cochise County, Arizona. The View Sites patented claims are located to the west and southwest of the MAN Area that is part of the Company’s wholly-owned Hill Copper-Zinc Project. These claims encompass 360 acres and incorporate projected extensions of copper-zinc-silver-gold sulfide mineralization as well as of the leachable oxide copper and chalcocite copper deposits overlying the MAN Area sulfide zone. Bolsa Resources will acquire the View Sites claims with staged payments totaling $950,000 over thirty months. Closing occurred on October 1, 2008 following completion of a detailed survey of the 20 patented mining claims. There is no production royalty payable on production from this transaction, nor were any fees or commissions paid in relation to the transaction.

Aurelio, through Bolsa, also closed on the mineral lease and option agreement with the Rae family (the “Rae Acquisition”) on April 17, 2008. The Rae Acquisition includes 12.5 patented mining claims on 213 acres, primarily located on the northern portion of the MAN Area, plus an additional 292 acres of surface and mineral rights located to the east of the MAN Area. As part of the transaction, the Company has also acquired approximately 744 acres of surface rights covering most of the MAN Area and includes 412 acres to the west. The acquisition incorporates projected extensions along strike of copper-zinc-silver-gold sulfide mineralization. There is no production royalty payable on production from this transaction, nor were any fees or commissions paid in relation to the transaction.

Aurelio, through Bolsa, also located two additional MAN Claims, Nos. 37 and 38. During the course of reviewing the MAN Claims, it was discovered that MAN Claim No. 30 was staked over a previously undetected patented mining claim, so the MAN Claim No. 30 Claim was deemed invalid and withdrawn.

Two Courtland Town Site Lots (Numbers 1 and 3, Block 23) were acquired from the Hernandez Trust in June 2008.

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

(1) Primary mineralization (milling required, not amenable to heap leaching):

Massive pyrite plus chalcopyrite (copper) plus sphalerite (zinc) plus or minus magnetite/hematite (iron oxide), with some gold silver and lead, occurs in replacement deposits and skarn primarily within Abrigo limestone. This mineralization was the focus of historic underground mining operations. Lower grade, disseminated sulphide mineralization occurs in skarns and intrusive porphyries. Some primary mineralization is present in other sedimentary formations such as Bolsa Quartzite and Martin Limestone.

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

Our 2006-2007 Drilling Program

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

Phase 2 drilling started in the middle of 2007. The primary objective of this phase was to pursue the oxide mineralization at South Courtland. A total of 29 holes was drilled in the central part of the zone to expand on previous drilling. Most holes were extended into the sulphide mineralization in order to test the geological model for the zone. In addition, five confirmation holes were drilled in the MAN zone to confirm the Santa Fe and MEXCO results.

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

During 2008, Bolsa undertook preliminary metallurgical test work on the chalcocite and oxide materials in the MAN, Courtland and South Courtland areas, with very encouraging results from sulphuric acid and ammonia leach tests. Bolsa devoted considerable time and resources to re-logging, re-sampling and re-assaying the historic drill core for the Hill Project that was acquired in 2007 (particularly for intervals not previously assayed for silver and gold), along with detailed specific gravity and density test work. The project’s exploration database was fully-digitized during the year.

Future Drill Plans

Future drilling will focus on outlining this new near-surface copper oxide zone with the objective to define a heap-leachable deposit that could possibly be fast-tracked to early production.

Resource Evaluation – Hill Copper-Zinc Project

In October 2007 an independent review of its in-house estimate of the mineralized material in the MAN area was completed. The report was prepared by Chlumsky, Armbrust & Meyers, LLC (“CAM”), an independent mining engineering consulting firm located in Lakewood, Colorado. CAM’s report, entitled “Technical Report: Hill Copper-Zinc Project—MAN Area Arizona” dated October 23, 2007, was authored by Mr. Robert L. Sandefur, P.E., Senior Geostatistician/Ore Reserve Analyst. Estimated in-place mineralized material in the MAN Area is 63,757,000 tons grading 0.43% copper and 0.15% zinc (plus gold, silver and lead credits) based on cut-off grades of 0.20% copper for sulfide material and 0.10% copper for leachable (oxide and chalcocite) mineralized material. Based on the trailing average monthly metal prices for the past three years through October 2007, the copper-equivalent grade of the MAN deposit would be 0.56% copper-equivalent. It appears that all of this material can be mined by open pit with low (less than 2:1) stripping ratios. CAM’s calculations were based on geologic and assay information from 87 historical drill holes totaling 64,252 feet of core and 10,737 assay records. (Aurelio has a total historical database of 274 drill holes for the Hill Copper-Zinc Project.)

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

Gavilanes Property

Through Minera Milenium, we hold an option to earn a 100% undivided interest in certain mining claims/concessions situated in the Tamazula District, Durango, Mexico, known as the Gavilanes Property. The Gavilanes Property consisted initially of mining claims/concessions covering approximately 100 hectares, identified as title number 185397, expediente (brief) 321.1/24569 and granted by the Dirección General de Minas and inscribed with number 577, on page 145 of Volume number 251 of the General book of Mining Concessions of the Public Mines register in Mexico City, D.F. Subsequently, 900 hectares of exploration concessions were staked around the initial Gavilanes property.

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

As of December 31, 2008, a total of $85,000 in payments has been made to Minera Millenium. To maintain the option in good standing, Minera Millenium will need to make the following payments to Mr. Modesto Rivas Beltran no later than the dates provided below:

Payment Due Date	Cash
February 1, 2009	$25,000
August 1, 2009	25,000
February 1, 2010	30,000
August 1, 2010	30,000
February 1, 2011	305,000

Payments Remaining as of December 31, 2008	$415,000

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

Location of Gavilanes Property

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

The sequence is intruded by fine-grained dacite porphyries with variable amounts of biotite and/or hornblende and/or magnetite with different porphyritic textures. Various porphyry intrusions may be present, or possibly one intrusive with many local variations. Hydrothermal alterations and surface weathering are often intense and pervasive, so it is difficult at this stage to separate and map the various intrusions or different phases. At one location in the San Andres area, unaltered porphyry was found. A hornblende concentrate separated from this porphyry was dated by the potassium-argon (K-Ar) age method and gave an age of 62.5 million years (early Palaeocene). Porphyry intrusions are exposed over an area of two km in a north-south direction and about one km in an east-west direction. To the east and south they are covered by post-mineral volcanics. A weakly mineralized and weakly altered hydrothermal system was dated as a “whole rock” specimen and gave an age of 42.3 million years (mid-Eocene).

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

In 2008, no work was conducted on the property.

The next phase (which will proceed when funding is available) will include, together with necessary permitting, a drilling program of seven holes for a total of approximately 2,000 meters. The estimated cost would be $375,000 and should take three to four months to complete.

Estimated 2009 Gavilanes Property Exploration Budget

Phase III	Estimated Cost
Drilling	$276,500
Road Construction	16,000
Transportation	21,000
Lodging and Food	7,500
Professional Fees and Labour	29,000
Contingency	15,000

Phase III Total	$375,000

Subsidiaries

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

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

The following table sets forth the quarterly high and the low bid prices for our common shares reported on the OTC Bulletin Board for the two years ended December 31, 2008 and 2007.

		High	Low
2007	1st Quarter	$1.43	$0.70
	2nd Quarter	1.75	0.85
	3rd Quarter	1.29	0.76
	4th Quarter	0.82	0.26
2008	1st Quarter	0.40	0.28
	2nd Quarter	0.30	0.13
	3rd Quarter	0.15	0.04
	4th Quarter	0.10	0.011

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders of our Common Stock

As of March 24, 2009, there were 49 shareholders of record of our common stock.

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

Equity Compensation Plan Information

On September 15, 2006, the directors adopted the 2006 Stock Option Plan (the “Option Plan”) and reserved two million eight hundred thousand (2,800,000) common shares to be made available for grant. On December 6, 2007, the board of directors amended the Plan by increasing the total shares reserved under the Plan to three million two hundred thousand (3,200,000) common shares available for grant. The Option Plan is administered by the Compensation Committee of the board of directors. The shareholders ratified and approved the adoption of the Option Plan at the Annual General Meeting of Stockholders held on May 18, 2007. In 2008 there was no change to the Option Plan.

The board of directors adopted the 2006 Incentive Stock Compensation Plan (the “Compensation Plan”) on October 12, 2006 and reserved two million two hundred thousand (2,200,000) common shares to be made available for grant. On December 6, 2007, the Compensation Plan was amended by increasing the total shares reserved under the Compensation Plan to three million two hundred thousand (3,200,000) common shares. The Compensation Plan is administered by the board of directors. In 2008 there was no change to the Compensation Plan.

Plan Category	No. of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders	2,175,000	$1.01	875,000
Equity compensation plans not approved by security holders	254,100	$0.97	2,945,900

Recent Sales of Unregistered Securities

On January 17, 2008 we issued a total of 1,402,331 common shares at a price of $0.36/share to consultants and company officers in consideration for services from September thru December 2007, and to members of the Board of Directors in consideration for board and committee meetings during 2007, pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On February 1, 2008 we issued 496,969 common shares at a price of $0.36/share to a consultant in consideration for consulting services during December 2007 and to company officers in consideration for consulting services during 1st quarter 2008, pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On February 14, 2008, Aurelio completed a private placement of 3,333,334 units at $0.30 per unit for total gross proceeds of $1,000,000 pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. Each unit was comprised of one share of common stock and one half of a common share purchase warrant. In connection therewith, Aurelio issued 1,666,667 warrants with each warrant entitling the holder to acquire one share of common stock at a price of $0.50 per share at any time on or before February 14, 2013. The value of the warrants was determined to be $321,813 using the Black-Scholes pricing model.

On April 9, 2008 we issued 267,855 common shares at a deemed price of $0.28/share to company officers in consideration for consulting services during 2nd quarter 2008, pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On July 15, 2008, we issued 58,053 common shares for rent and, on September 12, 2008 an additional 210,993 common shares in exchange for certain leasehold improvements to our third-party landlord at our Lakewood, Colorado corporate offices. The common shares were valued at the fair value of the services received by the Company or $0.15 and $0.14 per share, respectively, for the July and September stock issuances The common shares were issued pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our audited financial statements and the related notes for the year ended December 31, 2008 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in Item 1 – Description of Business – Risk Factors of this annual report.

Subsequent Event: Sale of Assets to and Financing Arrangement with a Shareholder

Amended Stock Purchase Agreement and Proposed Sale of Assets

On November 17, 2008, the Company entered into an Amended Stock Purchase Agreement (the “Amended Agreement”) with Telifonda (Cayman) Ltd. (“Telifonda”). Telifonda is a shareholder of the Company and the Company appointed two members of Telifonda to the Company’s Board of Directors. On October 2, 2008, the Company filed a report on a Form 8-K announcing that it had signed a letter of intent pursuant to which the Company had agreed to sell to Telifonda its wholly-owned subsidiary, Bolsa Resources, Inc., which owns the Hill Copper-Zinc Project, and also to sell Telifonda a 3% Net Smelter Returns royalty in the Company’s Gavilanes gold project. Finalization of these proposed transactions was subject to the approval of the Company’s shareholders.

The total value of the proposed transaction and the cash proceeds to be realized by the Company remains at $4 million and is unchanged from that previously reported in October 2008.

Modifying the terms of the Amended Amendment became necessary in order for the Company to retain access to the cash being made available there under, and reflects the rapidly deteriorating global economic outlook as well as the current difficult debt and equity market conditions affecting junior mining companies. The Company also believes that these amended terms also better reflect the fair values of the assets being sold to Telifonda.

Pursuant to the Amended Agreement and subject to shareholder approval, the Company sold all of the outstanding common stock of Bolsa Resources, Inc. to Telifonda in exchange for $2,500,000 cash and will retain a 3% Net Smelter Return Royalty (“NSR”) on all future precious and base metal production from the Hill Copper-Zinc Project (the “Bolsa NSR”). All such proceeds will be accounted for using the cost recovery method and, accordingly, no gain or loss is expected to be realized at the closing date. The Company will also be entitled to recover certain Bolsa related costs it incurred during the period from August 15, 2008 to closing.

The Amended Agreement requires Telifonda to complete a Bankable Feasibility Study within the next four years. Upon completion of the Bankable Feasibility Study, Telifonda would have a right to purchase the Bolsa NSR at fair market value based upon the terms set forth in the Amended Bolsa NSR Agreement. Should Telifonda fail to complete the Bankable Feasibility Study or otherwise maintain the 5,000+ acre land position, The Company would have the exclusive right to re-acquire the Hill Copper-Zinc Project by reimbursing Telifonda for its $2,500,000 investment and any of its out-of-pocket expenditures.

The proposed transaction also requires Telifonda to fund Bolsa Resources, Inc. after closing for up to $8 million to facilitate further development of the Hill Copper-Zinc Project.

In addition to purchasing all of the common stock of Bolsa, under the terms of the Amended Agreement, Telifonda will also purchase a 3% NSR interest in the Gavilanes gold project for $50,000 cash prior to December 31, 2009 (the “Minera NSR”) which is expected to result in a realized gain of the same amount. The Company will retain the right to repurchase the Gavilanes NSR at fair market value on the terms set forth in the Gavilanes NSR Agreement. The Minera NSR Agreement will be executed simultaneously with the closing of the transactions contemplated by the Amended Agreement and is subject to shareholder approval.

Bridge Loan Agreement

In connection with the Amended Agreement, on October 1, 2008 Telifonda advanced $2,000,000 to the Company (the “Bridge Loan”) that will be repaid upon the closing of the transactions contemplated by the Amended Agreement by offsetting the principal outstanding under the Bridge Loan against the cash consideration due under the Amended Agreement. The Bridge Loan is non-interest bearing. If the Amended Agreement does not close, the Bridge Loan is payable in cash, with the date such payment is due dependent upon the reason the transaction fails to close. The Bridge Loan was secured by all of the assets of the Company, including all shares of common stock held by the Company in its two subsidiaries, as set forth in the related General Security Agreement.

Of the proceeds from the Bridge Loan, $1,500,000 was used on October 1, 2008 to retire all outstanding Convertible Debentures as of September 30, 2008. The remaining proceeds will be used for working capital purposes.

Loan to the Company

As part of the transaction contemplated by the Amended Agreement, Telifonda has also agreed to loan $1.45 million to a newly-created subsidiary of the Company (the “NewCo” loan) not later than December 31, 2009. The NewCo Loan Agreement will be an unsecured loan and will be non-recourse to Aurelio Resource Corporation, the parent company. Interest will accrue at LIBOR + 3% over the term of the loan.

The Company intends to use the proceeds of the NewCo Loan facility to fund future exploration of its assets, as well as for other property acquisitions and general working capital.

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

Plan of Operations

Our plan of operations for the next twelve months involves the implementation of phased exploration programs at our Gavilanes Property in Mexico and additional property acquisitions. We will undertake these operations with our existing management and field personnel and will contract for additional labor on a project basis as required. We do not anticipate any major purchases or sales of plant and equipment as we intend to sub-contract the drilling programs and outsource the assaying, resource estimation, engineering and metallurgical studies.

We wish to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our mineral properties:

Gavilanes Property

We plan to make the option payments due in 2009 in order to keep the Gavilanes option in good standing. These two payments will total $50,000. We may need to raise additional funds in order to make these option payments.

Our planned exploration program includes approximately 7,000 feet of diamond drilling to test the seven best targets identified to date on the Gavilanes Property. Based on our review of all the pertinent data available on the property, we are pursuing our goal of identifying a bulk mineable, open pittable deposit at Gavilanes. The budget for this drill program is approximately $375,000 (not including land costs) and we expect that to be completed well within the six months. If this program shows the expected results, we will then undertake a larger program of up to 15,000 feet of diamond drilling on the property, provided that funding is available, of approximately $725,000.

General Operating Expenses

We anticipate spending approximately $50,000 in ongoing general and administrative expenses per month for the next twelve months primarily for professional fees for the our management and field personnel, accounting and reporting expenses, audit and legal work relating to our regulatory filings, as well as transfer agent fees, promotion and investor relations activities and the costs of maintaining our executive office in Lakewood, Colorado and our field office in Culiacan, Mexico. In addition, we plan to make property payments on existing property agreements at Gavilanes of approximately $50,000 over the next twelve months, and some of these payments will be expensed. We also plan to spend (subject to funding) approximately $375,000 for exploration and engineering studies at the Gavilanes Project discussed above during the twelve months.

Results of Operations

We have had no operating revenues since our inception on February 19, 2004, through December 31, 2008.

Following the acquisition of ARI in 2006, we have focused most of our attention and expenditures on the Hill Copper-Zinc Project in Arizona. There we have expanded our property position with the acquisition of patented and unpatented mining claims, with purchase, lease and option agreements on additional property (mining claims and surface rights) as described elsewhere in the Form 10-K.

Also, during 2007, we drilled a total of 44 holes, on the Arizona properties, totalling 21,489 feet to obtain core and reverse circulation samples. The total amount spent in 2007 for drilling was approximately $1,023,000. As of the end of 2008, Aurelio at the Hill Copper-Zinc Project owned or had options to acquire a total of 64 patented claims, 100 unpatented claims, had six Arizona State mineral exploration permits, and controls approximately 5,159 acres of land in Arizona.

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

During 2008, the Company entered into an agreement to sell Bolsa and its Hill Copper-Zinc Project as described previously hereunder. The sale was completed as of February 18, 2009.

Our net loss for the year ended December 31, 2008 was $3,291,596 and this included the expensing of all our exploration programs and overhead costs, and costs incurred in connection with the issuance of debentures including interest expense of $867,304, beneficial conversion feature of $224,982 and loss on extinguishment of $407,714 . This loss compared with a loss of $3,379,987 for the year ended December 31, 2007. Our cash used in operations, which was primarily focused on exploring the Hill Copper-Zinc Project, was $2,092,555 for the year ended December 31, 2008, which compared with cash used in operations of $1,712,837 during the year ended December 31, 2007. We used $2,299,019 in the year ended December 31, 2008 for investing activities, and this compares with $1,120,102 used during the year ended December 31, 2007 for the deposit and the purchase of the Courtland area patented mining claims and for some fixed asset purchases.

Liquidity and Capital and Going Concern

At December 31, 2008, we had cash on hand of $103,793 and a working capital deficit of $(2,816,661). This working capital deficit includes a $2 million bridge loan that was offset at closing in February 2009 against proceeds from the sale of Bolsa. As such, this obligation did not require the use of cash. In February 2009 we received the balance of proceeds from the sale of Bolsa in the amount of $500,000, but our cash and working capital will not be sufficient to enable us to pay for all of the costs of exploration and administrative expenses. Accordingly, we will have to raise additional capital and or issue additional debt. As part of the transaction contemplated by the Amended Agreement, Telifonda has agreed to loan in the amount of $1.45 million to a newly-created subsidiary of the Company (the “NewCo” loan) not later than December 31, 2009. The NewCo Loan Agreement is expected be an unsecured loan and will be non-recourse to Aurelio Resource Corporation, the parent company. Interest will accrue at LIBOR + 3% over the four year term of the loan.

Our ability to complete the next phases of our recommended work program will be subject to our obtaining additional financing, as these expenditures will exceed our cash reserves. During the next twelve-month period, we anticipate that we will not generate any revenue. We believe that debt financing other than that contemplated under the Amended Agreement described above will not be an alternative for funding additional phases of exploration, as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will therefore most likely be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the next phase of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan might not succeed. Even if we are successful in obtaining equity financing to fund the next phase of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of the work program. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

We may consider entering into a joint venture arrangement to provide the required funding to develop our mineral claims. To date, we have not undertaken any efforts to locate a joint venture partner for this. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our properties. If we entered into a joint venture arrangement, we would likely have to assign a substantial percentage of our interest in our properties to the joint venture partner. Our requirements for additional financing are discussed in further detail above under the heading Plan of Operation.

We have funded our business to date from sales of our common stock, issuance of indebtness and sales of assets. Gross cash proceeds from the sale of our common shares during the period from inception, on February 19, 2004, through December 31, 2008, totaled $3,873,169 (after adjustments when we acquired ARI), with $1,328,655 of that coming from the private placement we closed in June 2007, and $1.0 million coming from the private placement of units consisting of common shares and warrants in February 2008. In addition, during February 2008 we issued convertible debentures in the amount of $1.5 million that were repaid in full in October 2008. We issued a bridge loan in the amount of $2.0 million in October 2008 as an advance against the proceeds from the sale of Bolsa. We have also issued various notes to acquire certain mining interests located at our Hill Copper Zinc project in the amount of $1,76 million in 2008 and $950,000 in 2007.

We anticipate continuing to rely on equity sales of our common shares and issuance of indebtedness in order to continue to fund our business operations. Issuance of additional shares will result in dilution to our existing shareholders. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue exploration of our properties.

Contractual Obligations, Contingent Liabilities and Commitments

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item. However, reference is made to Note 9 of Notes to Consolidated Financial Statements contained elsewhere in this Form 10K.

Off-Balance Sheet Arrangements

None.

Related Party Transactions

During the year ended December 31, 2008 we maintained consulting contracts with our president and other company officers, and their wholly-owned companies, through which they provided services to our company. During the year we paid or accrued consulting fees in lieu of salaries to our president and company officers of $571,750 in total (for the year ended December 31, 2007: $433,890). As cash was unavailable to pay consulting fees to officers during the last four months of 2007, the company issued 1,299,553 common shares in January 2008 under the Stock Compensation Plan at $0.36 per share with a total value of $467,839 in payment of the consulting fees for this period. Fees charged for consulting services were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

As of December 31, 2008 the Company owed its officers and directors a total of $218,481 for 2008 consulting fees amounting to $90,000, Board of Director fees of $126,785 and unreimbursed expenses of $1,696. At December 31, 2007, accrued fees for consulting services and Board of Director fees amounted to $561,103.

In November 2007 the Company entered into a lease and option agreement with a former director and officer for a property in Elfrida, Arizona. Bolsa is using the house for a field office and for temporary field accommodations, and pays a market rent for utilizing the property. This rent was $1,175/month until June 2008, when the Company, through Bolsa, prepaid rent in amount of $35,000 to enable retire of a 2nd mortgage on the property owed by the former officer and director. As a consequent of this payment, the monthly rent was reduced to $950/month. The Company also has an option to acquire the property for the amount of the mortgage debt outstanding on the property ($104,106 at December 31, 2008).

Refer to Item 1 Business and Note 15 of Notes to Consolidated Financial Statements contained elsewhere in this Form 10K regarding the sale of Bolsa to Telifonda, a shareholder.

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8	FINANCIAL STATEMENTS

Our audited financial statements for year ended December 31, 2008, are described below:

(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Balance Sheets as at December 31, 2008 and 2007

(c)	Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 and the period from inception (February 19, 2004) to December 31, 2008

(d)	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from inception (February 19, 2004) to December 31, 2008

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and the period from inception (February 19, 2004) to December 31, 2008

(f)	Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Aurelio Resource Corporation

We have audited the accompanying consolidated balance sheets of Aurelio Resource Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception (February 19, 2004) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurelio Resource Corporation as of December 31, 2008 and 2007 and the results of operations and cash flows for the years then ended and for the period from inception (February 19, 2004) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $3,291,596 for the year ended December 31, 2008, and has an accumulated deficit of $7,740,859 at December 31, 2008. These factors, and others discussed in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Haynie & Company

Littleton, CO

March 26, 2009

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2008	Dec. 31, 2007
ASSETS
Current assets
Cash	$103,793	$268,410
Receivable from Telifonda	216,689	—
Prepaid expenses and other	50,376	11,476
Reclamation bond - MAN claims drilling	—	36,714

Total current assets	370,858	316,600

Mining claims	4,240,470	1,955,300
Equipment, net	89,389	62,570

	4,329,859	2,017,870

Total Assets	$4,700,717	$2,334,470

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$170,872	$373,745
Accounts payable-related parties	218,481	561,103
Bridge loan payable to shareholder	2,000,000	—
Short term note payable	—	253,836
Current portion of long-term debt	798,166	9,819

Total current liabilities	3,187,519	1,198,503

Long-term debt	1,664,000	958,130

Total Liabilities	4,851,519	2,156,633

Stockholders’ Equity
Common stock, $.001 par value; 487,500,000 shares authorized; 40,416,690 issued and outstanding	40,417	34,648
Warrants	321,813	—
Additional paid in capital	7,244,506	4,595,707
Deficit accumulated during the exploration stage	(7,740,859)	(4,449,263)
Cumulative effect of currency translation	(16,679)	(3,255)

Total Stockholders’ Equity	(150,802)	177,837

Total Liabilities and Stockholders’ Equity	$4,700,717	$2,334,470

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended Dec. 31, 2008	Twelve Months Ended Dec. 31, 2007	Feb. 19, 2004 (Inception) Through Dec. 31, 2008
Revenue	$—	$—	$—

Expenses:
Depreciation	16,569	13,021	32,218
General and administrative	433,658	633,464	2,275,115
Mineral property expenditures	343,328	1,279,875	2,133,162
Professional fees	782,105	549,454	1,583,691

	1,575,660	3,371,814	6,024,186

Loss from operations	(1,575,660)	(3,371,814)	(6,024,186)
Other income (expense)
Other income	9,253	50,395	59,648
Interest income	11,307	8,688	28,464
Loss on debentures	(407,714)	—	(407,714)
Interest expense	(1,328,782)	(67,256)	(1,397,071)

Income (loss) before provision for income tax	(3,291,596)	(3,379,987)	(7,740,859)
Provision for income tax	—	—	—

Net income (loss)	(3,291,596)	(3,379,987)	(7,740,859)
Other comprehensive income (loss) - net of tax
Foreign currency translation gains (losses)	(13,424)	(1,675)	(16,679)

Comprehensive income (loss)	$(3,305,020)	$(3,381,662)	$(7,757,538)

Net income (loss) per share
(Basic and fully diluted)	$(0.08)	$(0.10)

Weighted average number of common shares outstanding	39,660,546	33,572,482

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Cumulative Effect of Currency Translation	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Warrant
Balance, February 19, 2004 (date of inception)	—	$—	$—	$—	$—	$—	$—
Common stock issued for cash at $0.002 per share, March 2004	13,000,000	13,000	—	7,000	—	—	20,000
Common stock issued for cash at $0.004 per share, April 2004	18,200,000	18,200	—	51,800	—	—	70,000
Common stock issued for cash at $0.03 per share, May 2004	201,500	202	—	5,998	—	—	6,200
Net loss	—	—	—	—	(14,607)	—	(14,607)

Balance, May 31, 2004	31,401,500	31,402	—	64,798	(14,607)	—	81,593
Net loss	—	—	—	—	(60,698)	—	(60,698)

Balance, May 31, 2005	31,401,500	31,402	—	64,798	(75,305)	—	20,895
Net loss	—	—	—	—	(36,750)	—	(36,750)

Balance, May 31, 2006	31,401,500	31,402	—	64,798	(112,055)	—	(15,855)
Common stock returned for cancellation	(12,965,000)	(12,965)	—	12,965	—	—	—
Common stock issued for acquisition of Subsidiaries	10,000,000	10,000	—	440,000	—	—	450,000
Common stock issued for cash at $0.40 per share, September 2006	4,000,000	4,000	—	1,596,000	—	—	1,600,000
Common stock options issued	—	—	—	168,000	—	—	168,000
Net loss	—	—	—	—	(957,221)	(1,580)	(958,801)

Balance, December 31, 2006	32,436,500	32,437	—	2,281,763	(1,069,276)	(1,580)	1,243,344

Continued on next page.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued From Previous Page)

	Common Stock		Warrant	Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Cumulative Effect of Currency Translation	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2006	32,436,500	32,437	—	2,281,763	(1,069,276)	(1,580)	1,243,344
Issuance of stock options	—	—	—	405,500	—	—	405,500
Issued for cash	1,476,555	1,477	—	1,327,423	—	—	1,328,900
Issued for services	584,100	584	—	462,671	—	—	463,255
Exercise of stock options	150,000	150	—	118,350	—	—	118,500
Net loss	—	—	—	—	(3,379,987)	(1,675)	(3,381,662)

Balance, Dec 31, 2007	34,647,155	34,648	—	4,595,707	(4,449,263)	(3,255)	177,837
Issued for cash	3,333,334	3,333	321,813	674,854	—	—	1,000,000
Issuance of stock options	—	—	—	28,101	—	—	28,101
Issued for services at $.36 per share	1,899,300	1,899	—	682,089	—	—	683,988
Issued for services at $0.28 per share	267,855	268	—	74,732	—	—	75,000
Forfeiture of stock options	—	—	—	(348,500)	—	—	(348,500)
Discount on issuance of debentures	—	—	—	1,275,018	—	—	1,275,018
Beneficial conversion feature of debentures	—	—	—	224,982	—	—	224,982
Issued in exchange for office rent	58,053	58	—	8,195	—	—	8,253
Issued in exchange for leasehold improvements	210,993	211	—	29,328	—	—	29,539
Net loss	—	—	—	—	(3,291,596)	(13,424)	(3,305,020)

Balance, Dec 31, 2008	40,416,690	40,417	$321,813	7,244,506	$(7,740,859)	$(16,679)	$(150,802)

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended Dec. 31, 2008	Twelve Months Ended Dec. 31, 2007	Feb. 19, 2004 (Inception) Through Dec. 31, 2008
Cash Flows From Operating Activities:
Net loss	$(3,291,596)	$(3,379,987)	$(7,740,859)
Adjustments to reconcile comprehensive loss to net cash provided by (used for) operating activities:
Depreciation	16,569	13,021	32,218
Stock based compensation	(29,250)	869,000	1,007,750
Interest, amort of discount on debentures	867,304	—	867,304
Loss on extinguishment of debentures	407,714	—	407,714
Beneficial conversion feature of debentures	224,982	—	224,982
Rent expense	8,253	—	8,253
Changes in current assets and liabilities:
Receivable from Telifonda	(216,689)	—	(216,689)
Prepaid expenses and other	(38,900)	(9,221)	(50,376)
Reclamation bond - MAN claims drilling	36,714	(36,714)	—
Deposit for core drilling	—	150,000	—
Accounts payable and accrued expenses	(202,873)	135,280	174,708
Accounts payable - related parties	125,217	545,784	686,320

Net cash provided by (used for) operating activities	(2,092,555)	(1,712,837)	(4,598,675)

Cash Flows From Investing Activities:
Purchase of mining claims	(2,285,170)	(1,100,000)	(3,638,784)
Purchase of fixed assets	(13,849)	(20,102)	(65,469)

Net cash provided by (used for) investing activities	(2,299,019)	(1,120,102)	(3,704,251)

(Continued On Following Page)

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Twelve Months Ended Dec. 31, 2008	Twelve Months Ended Dec. 31, 2007	Feb. 19, 2004 (Inception) Through Dec. 31, 2008
Cash Flows From Financing Activities:
Proceeds from sale of convertible debentures	1,500,000	—	1,500,000
Proceeds from bridge loan from shareholder	2,000,000	—	2,000,000
Issue notes for property acquisitions	1,764,000	950,000	2,714,000
Proceeds from short term borrowing	—	250,000	250,000
Debt principal repayments	(523,619)	(8,652)	(532,271)
Repayment of convertible debentures	(1,500,000)	—	(1,500,000)
Proceeds from exercise of stock options	—	118,500	118,500
Issuance of common stock for cash	1,000,000	1,328,655	3,873,169

Net cash provided by (used for) financing activities	4,240,381	2,638,503	8,423,398

Effect of exchange rate changes on cash	(13,424)	(1,675)	(16,679)

Net Increase (Decrease) In Cash	(164,617)	(196,111)	103,793
Cash At The Beginning Of The Period	268,410	464,521	—

Cash At The End Of The Period	$103,793	$268,410	$103,793

Schedule Of Non-Cash Investing And Financing Activities
Acquisition of Minera Milenium, S.A. de C.V.	$—	$—	$(46)
Acquisition of Aurelio Resources, Inc.	—	—	450,000
Mineral properties	2,285,170	950,000	4,240,470
Less notes payable	(1,764,000)	(950,000)	(2,454,000)
Fixed assets	43,388	—	120,459
Less long-term debt	—	—	(25,453)

Supplemental Disclosure
Cash paid for interest	(236,496)	(63,420)	(299,916)
Cash paid for income taxes	—	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

February 19, 2004 (Inception) through December 31, 2008

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

On August 17, 2006, we completed our acquisition of all of the issued and outstanding common stock of Aurelio Resources, Inc. (“ARI”), a privately-owned Colorado corporation engaged in mineral exploration, pursuant to an agreement we entered into with ARI and its shareholders dated April 27, 2006, as amended on June 9, 2006 and further amended on July 13, 2006 and on July 21, 2006. As a result of our acquisition of ARI, we indirectly acquired all of its assets. In particular, we acquired properties in Arizona, now held through Aurelio Resource Corporation and our wholly-owned subsidiary Bolsa Resources, Inc. (“Bolsa”), and a 98% interest in Minera Milenium S.A. de C.V. (“Minera Milenium”), a company incorporated in Mexico which holds an option to acquire a 100% interest in a property in Mexico.

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

The sale of common stock, issuance of debt and the sale of assets have primarily funded the operations of the Company. Continued operations of the Company are dependent on the Company’s ability to complete additional equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity and or debt financings. Such financings may not be available or may not be available on reasonable terms.

December 31, 2008
Deficit accumulated during the exploration stage	$(7,740,859)
Working capital deficit	$(2,816,661)

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

Recent Accounting Pronouncements

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”) which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). FAS 162 was effective November 15, 2008, which was 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “ The Meaning of Present Fairly in Conformity with GAAP.” The adoption of FAS 162 has had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Accounting

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008 and do not have a significant impact on the Company. In February 2008, the FASB staff issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009, and are not expected to have a significant impact on the Company.

The Company adopted the provisions of FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) on January 1, 2008. Under FAS No. 159, entities may irrevocably elect fair value for the initial and subsequent measurement of certain financial instruments and certain other items. Subsequent measurements for the financial instruments and certain other items that an entity elects to record at fair value will be recognized in earnings. FAS 159 also establishes additional disclosure requirements. There was no impact to the Company as a result of adopting FAS 159.

Income Taxes

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

Accounting for Convertible Debt Instruments

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. The Company does not expect the adoption of FSP APB 14-1 to have a material impact on the Company’s consolidated financial position or results of operations.

Accounting for the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations” (“FAS 141”). FSP 142-3 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP 142-3 to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Derivative Instruments

In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company does not expect the adoption of FAS 161 to have an impact on the Company’s financial statement disclosures.

Business Combinations and Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (FAS 141R) and FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements an amendment to ARB No. 51 (FAS 160). FAS 141R and FAS 160 require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. FAS 141R will be applied to business combinations occurring after the effective date. FAS 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The Company does not expect the adoption of FAS 141R and FAS 160 to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 4   MANAGEMENT OF FINANCIAL RISK

The Company is subject to a concentration of credit risk with all of its cash at December 31, 2008 on deposit with JPMorgan Chase Bank, NA. The cash balance at year-end did not exceed the current FDIC limit of $250,000. Management considers that in view of the financial standing and nature of the operations of JPMorgan Chase Bank, NA the risk of loss is small.

NOTE 5   RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008 we maintained consulting contracts with our president and other company officers, and their wholly-owned companies, through which they provided services to our company. During the year we paid or accrued consulting fees in lieu of salaries to our president and company officers of $571,750 in total (for the year ended December 31, 2007: $433,890). As cash was unavailable to pay consulting fees to officers during the last four months of 2007, the company issued 1,299,553 common shares in January 2008 under the Stock Compensation Plan at $0.36 per share with a total value of $467,839 in payment of the consulting fees for this period. Fees charged for consulting services were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

As of December 31, 2008 the Company owed its officers and directors a total of $218,481 for 2008 consulting fees amounting to $90,000, Board of Director fees of $126,785 and unreimbursed expenses of $1,696. At December 31, 2007, accrued fees for consulting services and Board of Director fees amounted to $561,103.

In November 2007 the Company entered into a lease and option agreement with a former director and officer for a property in Elfrida, Arizona. Bolsa is using the house for a field office and for temporary field accommodations, and pays a market rent for utilizing the property. This rent was $1,175/month until June 2008, when the Company, through Bolsa, prepaid rent in amount of $35,000 to enable retire of a 2nd mortgage on the property owed by the former officer and director. As a consequence of this payment, the monthly rent was reduced to $950/month. The Company also has an option to acquire the property for the amount of the mortgage debt outstanding on the property ($104,106 at December 31, 2008).

Refer to Note 15 of Notes to Consolidated Financial Statements regarding the sale of Bolsa to Telifonda, a shareholder.

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

NOTE 7   SEGMENT INFORMATION

The Company operated in two reportable segments, these being the exploration for copper and zinc on its Hill Copper Project in Arizona and the exploration for gold on its Gavilanes Property in Mexico. Prior to June 2006, the Company was an exploration company with a property in Alaska. Following is the segment information for the periods ending December 31, 2008.

	Arizona	Mexico	Corporate	Total
As of and for the twelve months ended December 31, 2008:
Revenue	$—	$—	$—	$—
Depreciation expense	3,780	2,613	10,176	16,569
Mineral property expenditures	310,756	32,572	—	343,328
Operating loss	415,881	60,117	1,099,662	1,575,660
Other income	50	—	20,510	20,560
Interest expense	141,642	—	1,187,140	1,328,782
Net loss	557,472	60,117	2,674,007	3,291,596
Additions to fixed assets	5,200	—	38,188	43,388
Total assets	4,458,407	34,951	207,359	4,700,717
As of and for the twelve months ended December 31, 2007:
Revenue	—	—	—	—
Depreciation expense	1,500	2,592	8,929	13,021
Mineral property expenditures	1,112,773	107,102	60,000	1,279,875
Operating loss	1,276,455	137,054	1,958,305	3,371,814
Other income	135	—	58,948	59,083
Interest expense	60,599	—	6,657	67,256
Net loss	1,336,919	137,054	1,906,014	3,379,987
Additions to fixed assets	15,000	402	4,700	20,102
Total assets	2,018,911	18,204	297,355	2,334,470
As of and since inception through December 31, 2008:
Revenue	—	—	—	—
Depreciation expense	5,280	5,626	21,312	32,218
Mineral property expenditures	1,861,187	161,851	110,124	2,133,162
Operating loss	2,219,636	257,827	3,546,723	6,024,186
Other income	195	—	87,917	88,112
Interest expense	202,441	—	1,194,630	1,397,071
Net loss	2,421,881	257,827	5,061,151	7,740,859
Additions to fixed assets	20,200	13,887	87,520	121,607
Total assets	4,458,407	34,951	207,359	4,700,717

NOTE 8   LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2008	December 31, 2007
Bank debt(1)	$8,166	$17,949
Note payable – Courtland Claims(2)	950,000	950,000
Note payable – Rae Properties(3)	754,000	—
Note payable – View Sites(4)	750,000	—

Subtotal	2,462,166	967,949
Less: current portion	(798,166)	(9,819)

Long-term portion	$1,664,000	$958,130

(1)	The bank debt is payable to a bank, with the final payment due on or before September 20, 2009. The interest rate is 12.25% and the loan is cash collateralized.

(2)	The note payable - Courtland Claims (which form part of the Hill Copper-Zinc Project) of $950,000 is an interest-only note that is payable in full on or before September 15, 2010, bears interest at 6% and is secured by a deed of trust on the underlying properties.

(3)	The note payable - Rae Properties (which form part of the Hill Copper-Zinc Project) of $754,000 is payable in three remaining semi-annual installments of $260,000, commencing in April 2009,with the entire unpaid principal balance due April 17, 2010, bears interest at 7% and is secured by a deed of trust on the underlying properties.

(4)	The note payable - View Sites (which property is located to the southeast of the Hill Copper-Zinc Project) is payable in four semi-annual installments of $135,000, commencing March 2009 and a final payment of $210,000 on March 2011, bears interest at 8% and is secured by a deed of trust on the underlying properties.

Bridge Loan Agreement

In connection with the Amended Agreement, on October 1, 2008 Telifonda advanced $2,000,000 to the Company (the “Bridge Loan”) that was repaid in February 2009 upon the closing of the transactions contemplated by the Amended Agreement by offsetting the principal outstanding under the Bridge Loan against the cash consideration due under the Amended Agreement. The Bridge Loan was non-interest bearing. The Bridge Loan was secured by all of the assets of the Company, including all shares of common stock held by the Company in its two subsidiaries, as set forth in the related General Security Agreement.

Of the proceeds from the Bridge Loan, $1,500,000 was used on October 1, 2008 to retire all outstanding 10% convertible debentures as of October 1, 2008. The remaining proceeds will be used for working capital purposes.

Debenture Payable

Effective February 26, 2008, the Company issued 10% convertible debentures for gross proceeds of $1,500,000. The Debentures were repaid in full at their face value of $1,500,000 on October 1, 2008. The unamortized discount on debentures of $407,714 was recognized as a loss on extinguishment of indebtedness in October 2008.

a.	In conjunction with this financing, we issued Series A and Series B common share purchase warrants. Specifically, we issued (i) 3,750,000 Series A common share purchase warrants which shall have an initial exercise date of August 26, 2008 and will be exercisable for five years with an exercise price of $0.35 per share of common stock and (ii) 4,999,997 Series B common share purchase warrants which were exercisable immediately upon issuance for 18 months with an exercise price of $0.35 per share of common stock. We paid a finder’s fee of $90,000 in cash and 3% of the value of the transaction, or $45,000, payable in each of Series A and Series B warrants. The warrants were valued using the Black-Scholes option/warrant pricing model and such valuation in the amount of $1,275,018 was recorded as a discount to the debenture. Prior to repayment, the discount was being amortized to interest expense over the life of the debentures using the effective interest method. During 2008, $867,304 of the discount was accreted to interest expense.

b.	The 10% convertible debentures, which originally matured on September 30, 2009, were convertible at any time at the option of the holders into common shares at a conversion price of $0.30 per common share. At the issuance date, the Company determined that there was a beneficial conversion feature attributable to the debentures and, accordingly, recorded $224,982 as interest expense during the first quarter ended March 31, 2008.

NOTE 9   CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

Contractual Obligations as of December 31, 2008	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
Bank debt(1)	$8,166	$8,166	$—	$—	$—
Bridge loan payable (1)	2,000,000	2,000,000	—	—	—
Note payable – Courtland Claims (1) (2)	950,000	—	950,000	—	—
Note payable – Rae Family (1) (3)	754,000	520,000	234,000	—	—
Note payable – View Sites LLC(1) (4)	750,000	270,000	480,000	—	—
Unpatented Claims – annual renewal fees(5)	63,125	12,625	25,250	25,250	—
Gavilanes option payments (6)	415,000	50,000	365,000	—	—
Gold Coin lease payments (7)	1,425,000	75,000	300,000	300,000	750,000
Graham lease payments (8)	100,000	—	100,000	—	—
Lease of Lakewood, Colorado office (9)	106,828	46,222	60,606	—	—
Lease of Elfrida, AZ field office (10)	104,106	11,400	22,800	22,800	47,106
Lease of Tucson, AZ storage space (11)	2,052	2,052	—	—	—
Lease of Culican, Mexico office space (1 2)	1,230	1,230	—	—	—

(1)	See Note 8 for a description of indebtedness.

(2)	The purchase of the 30 patented Courtland Claims (which form part of the Hill Copper-Zinc Project) from Hope Mining and Milling Company was closed on September 15, 2006 with the payment of the deposit of $250,000. In addition to the acquisition price, the seller is entitled to receive a Net Smelter Return (“NSR”) royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, we can purchase this royalty for $2 million.

(3)	The purchase price for the 13 patented claims and surface rights on the Rae Family property was $1,274,000 payable as follows: $10,000 primary earnest money payment and $40,000 for a secondary earnest money payment, with both payments made in 2007. Upon acceptance of a satisfactory survey on the property, Bolsa paid $210,000 plus adjusted closing costs in April 2008, with the property owners issuing a $1,014,000 promissory note that provides for four semi-annual payments of principal, each $260,000, together with semi-annual payments of interest (at 7%) on the unpaid balance of the promissory note, the first semi-annual payment due six months following date of closing and subsequent payments each six months. During October 2008, Bolsa made the first of the four semi-annual payments pursuant to the promissory note.

(4)	Bolsa entered into an agreement with View Sites LLC in March 2008 (subsequently amended in July 2008) to acquire 20 patented mining claims in the Turquoise Mining District for total consideration of $950,000 payable as follows: $200,000 payable at closing (payment of which occurred in October 2008). The property owners issued a $750,000 promissory note carrying an 8% interest rate on the unpaid balances that provides for five semi-annual payments of principal beginning on March 15, 2009, the first four of which are in the amount of $135,000 (plus accrued interest) and the final payment due on March 15, 2011 in the amount of $210,000 plus interest. There is no production royalty payable on the View Sites LLC properties.

(5)

For each of our 101 unpatented mining claims on the Hill Copper-Zinc Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, on or before August 31st.

(6)	In addition to the total of the option payments for the purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

(7)	A lease with option to purchase agreement for 65 unpatented claims and three Arizona Mineral Exploration Permits was entered into on April 15, 2007. The terms of the agreement were a $20,000 payment upon execution of the agreement, plus $55,000 on April 15, 2008, a $75,000 payment on April 15, 2009, and $150,000 annually thereafter, until payment (totaling $1,500,000) is complete, which is to be on or before April 15, 2018. The property owners retained a 1% NSR on base metals and 2.5% NSR on precious metals production form the Gold Coin #1-65 claims.

Pursuant to the 2007 Agreement, Bolsa exercised its option to acquire the Gold Coin #55 unpatented mining claim in April 2008 by paying $25,000.

The 2007 Agreement was amended in April 2008 to grant Bolsa a one-time option to acquire the three Arizona Mineral Exploration Permits for $45,000 prior to February 4, 2009

(8)	A purchase option agreement for 531 Courtland and Center Courtland Town Site Lots was made effective September 24, 2007 and the $25,000 earnest and option payment was paid in 2007, with a further $100,000 due on exercise of the option during the year following January 31, 2010.

(9)	Beginning in July 2008 the Company leased office space in Lakewood, Colorado. During the first 12 months of the lease, the Company is required to pay $3,628 per month, including utilities, with an option to pay a total of $8,708 ($726 per month) of the first years’ rent in stock; in July 2008, the Company issued a total of $8,708 worth of restricted common shares in partial payment of the 2008-2009 rent obligations. During the second and third years of the lease, the Company’s monthly rent (including utilities) will be $3,693 and $3,758 respectively, and the Company will have the option to pay the equivalent of $1,108 and $1,503 of the rent per month in restricted common shares during the second and third years of the lease.

(10)	Lease of a field office with housing in Elfrida, Arizona for $1,175 per month, not including utilities (rent reduced to $950/month beginning in June 2008), with a commitment for fifteen years to 2022, although Bolsa can acquire the property at any time for the amount of the mortgage debt on the property (equal to $104,106 at December 31, 2008).

(11)	Lease of storage space in Tucson, Arizona for $171 per month (on a month-to-month basis).

(12)	Lease of office space in Culiacan, Sinaloa, Mexico for P1,700 (approximately $123 per month based on prevailing exchange rates at December 31, 2008) with a commitment through October 2009.

In addition, should we produce precious or base metals on our properties, we would have to pay net smelter return royalties, also as described above.

Our total rent expense for the year ended December 31, 2008 was $50,255.

NOTE 10   PROPERTY AND EQUIPMENT

As at December 31, 2008	Cost	Accumulated Depreciation	Net Book Value
Lakewood – office furniture	$11,943	$3,555	$8,388
– office equipment	47,769	17,361	30,408
– leasehold improvements	29,539	369	29,170
Mexico - vehicles and equipment	8,553	3,587	4,966
- furniture and equipment	2,455	918	1,537
Elfrida - vehicles and equipment	20,200	5,280	14,920
Total	$120,459	$31,070	$89,389

As at December 31, 2007	Cost	Accumulated Depreciation	Net Book Value
Littleton – office furniture	$11,416	$1,918	$9,498
– office equipment	37,916	9,218	28,698
Mexico – vehicles and equipment	10,744	2,396	8,348
– furniture and equipment	3,143	617	2,526
Elfrida – vehicles and equipment	15,000	1,500	13,500
Total	$78,219	$15,649	$62,570

In addition to the above equipment, the Company had capitalized costs relating to mining claims and other property in the amount of $4,240,470 and $1,955,300 at December 31, 2008 and December 31, 2007, respectively. Refer also to Note 6 regarding property payment obligations.

Depreciation expense was $16,569 and $13,021 for the years ended December 31, 2008 and 2007, respectively, was $32,218 from inception through December 31, 2008.

NOTE 11   STOCKHOLDERS’ EQUITY

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

On January 17, 2008 we issued a total of 1,402,331 common shares at a deemed price of $0.36/share to consultants and company officers in consideration for services from September thru December 2007, and to members of the Board of Directors in consideration for board and committee meetings during 2007, pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On February 1, 2008 we issued 496,469 common shares at a deemed price of $0.36/share to a consultant in consideration for consulting services during December 2007 and to company officers in consideration for consulting services during the first quarter of 2008, pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On February 14, 2008, Aurelio completed a private placement of 3,333,334 units at $0.30 per unit for total gross proceeds of $1,000,000 pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. Each unit was comprised of one share of common stock and one half of a common share purchase warrant. In connection therewith, Aurelio issued 1,666,667 warrants with each warrant entitling the holder to acquire one share of common stock at a price of $0.50 per share at any time on or before February 14, 2013. The value of the warrants was determined to be $321,813 using the Black-Scholes pricing model.

On April 9, 2008 we issued 267,855 common shares at a deemed price of $0.28/share to company officers in consideration for consulting services during the second quarter of 2008, pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On July 15, 2008, we issued 58,053 common shares for rent, and, on September 12, 2008 an additional 210,993 common shares in exchange for certain leasehold improvements to our third-party landlord at our Lakewood, Colorado corporate offices. The common shares were valued at the fair value of the services received by the Company for $0.15 and $0.14 per share, respectively, for the July and September stock issuances The common shares were issued pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

As of December 31, 2008 the company had 40,416,690 common shares outstanding.

Compensation earned by the Board of Directors for board and committee meeting in the amount of $126,666 was deferred for payment as of December 31, 2008. Such accrued fees were paid in full on January 7, 2009 though the issuance of common shares at a price of $0.03 per share. These common shares were issued pursuant to exemption from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

NOTE 12   STOCK OPTIONS

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

At December 31, 2008, 2,400,000 options were available for grant under the Plan.

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

	Year Ended December 31,
	2008	2007
Expected life (in years)	3	1 – 2.5
Risk-free interest rate	4.96%	4.97% - 5%
Expected volatility	74.7%	81%
Dividend yield	0%	0%
Fair value	$0.19	$0.51

A summary of the status of the Plan as of December 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at January 1, 2008	2,175,000	$1.01
Granted	150,000	0.36
Exercised	—	—
Forfeited or expired	(1,675,000)	1.09
Outstanding at Dec 31, 2008	650,000	$0.73	2.2	$—
Exercisable at Dec 31, 2008	650,000	$0.73	2.2	$—

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. During the fiscal year ended December 31, 2008, certain vested options were forfeited by certain officers and directors which resulted in a reduction in stock based compensation expense of $348,500 of which $315,500 was credited to general and administrative expense and $33,000 was credited to mineral property expenditures expense.

The above summary of stock options does include certain stock options for 1,675,000 common shares that were granted in January 2008 as described in the Company’s Form 8K dated January 21, 2008 as filed with the Securities and Exchange Commission. In May 2008, in consideration of common shares issued to directors and officers (Refer to Note 11), the Company and the optionees agreed to cancel these option grants. Accordingly, the Company recorded this cancellation as an annulment of the original grant and has therefore not recorded any activity during 2008 related to the original grant and subsequent cancellation.

Compensation expense for grants of common stock options to employees was $28,101 in 2008 and for grants to directors was $405,500 in 2007. With respect to vesting, all options granted during the first two quarters of 2008 vested immediately. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $nil for both years ended December 31, 2008 and 2007. As of December 31, 2008, there was $ nil of total unrecognized compensation cost related to unvested stock options.

NOTE 13 STOCK COMPENSATION PLAN

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

As described in Note 11, the Company issued 2,167,155 common shares during 2008 and 254,100 common shares during 2007 for services and fees. Accordingly, at December 31, 2008, 778,745 common shares were available for grant under the Stock Compensation Plan.

NOTE 14 INCOME TAXES

The Company has net operating loss carry-forwards of approximately $5.0 million (December 31, 2007 approximately $4.25 million available for deduction against future years’ taxable income. The valuation allowance increased to approximately $5.0 million during 2008, since the realization of the net operating loss carry-forwards is doubtful. It is reasonably possible that our estimate of the valuation allowance will change. The operating loss carry-forwards will expire between 2019 and 2023.

NOTE 15 SUBSEQUENT EVENTS: SALE OF BOLSA AND REPAYMENT OF BRIDGE LOAN

On November 17, 2008, the Company entered into an Amended Stock Purchase Agreement (the “Amended Agreement”) with Telifonda (Cayman) Ltd. (“Telifonda”). Telifonda is a shareholder of the Company and the Company appointed two members of Telifonda to the Company’s Board of Directors. On October 2, 2008, the Company filed a report on Form 8-K announcing that it had signed a letter of intent pursuant to which the Company had agreed to sell to Telifonda its wholly-owned subsidiary, Bolsa Resources, Inc., which owns the Hill Copper-Zinc Project, and also to sell Telifonda a 3% Net Smelter Returns royalty in the Company’s Gavilanes gold project. Finalization of these proposed transactions was subject to the approval of the Company’s shareholders, which occurred on February 13, 2009.

The total value of the proposed transaction and the cash proceeds to be realized by the Company is $4 million consisting of the sale of assets from total proceeds of $2.55 million and a non-recourse loan as described below for $1.45 million.

Pursuant to the Amended Agreement and as approved by the shareholders, the Company sold all of the outstanding common stock of Bolsa Resources, Inc. to Telifonda in exchange for $2,500,000 cash and retained a 3% Net Smelter Return Royalty (“NSR”) on all future precious and base metal production from the Hill Copper-Zinc Project (the “Bolsa NSR”). All such proceeds will be accounted for using the cost recovery method and, accordingly, no gain or loss was realized at the closing date. The Company is also entitled to recover certain Aurelio Resource Corporation and Bolsa related costs it incurred during the period from August 15, 2008 to closing. As of December 31, 2008, the Company recorded a receivable of $216,689 for these related costs incurred.

The Amended Agreement requires Telifonda to complete a Bankable Feasibility Study within the next four years. Upon completion of the Bankable Feasibility Study, Telifonda will have a right to purchase the Bolsa NSR at fair market value on the terms set forth in the Amended Bolsa NSR Agreement. Should Telifonda fail to complete the Bankable Feasibility Study or otherwise maintain the 5,000+ acre land position, the Company will have the exclusive right to re-acquire the Hill Copper-Zinc Project by reimbursing Telifonda for its $2,500,000 investment and any of its out-of-pocket expenditures.

The transaction also requires Telifonda to initially fund Bolsa Resources, Inc. after closing in the amount of $8 million to facilitate further development of the Hill Copper-Zinc Project.

In addition to purchasing all of the common stock of Bolsa under the terms of the Amended Agreement, Telifonda will also purchase a 3% NSR interest in the Gavilanes gold project for $50,000 cash prior to December 31, 2009 (the “Minera NSR”) which is expected to result in a realized gain of the same amount. The Company will retain the right to repurchase the Gavilanes NSR at fair market value on the terms set forth in the Gavilanes NSR Agreement. The Minera NSR Agreement will be executed simultaneously with the closing of the transactions contemplated by the Amended Agreement and is subject to shareholder approval.

Bridge Loan Agreement

In connection with the Amended Agreement, on October 1, 2008 Telifonda advanced $2,000,000 to the Company (the “Bridge Loan”) that was repaid upon the closing of the transactions contemplated by the Amended Agreement by offsetting the principal outstanding under the Bridge Loan against the cash consideration due under the Amended Agreement. The Bridge Loan was non-interest bearing. The Bridge Loan was secured by all of the assets of the Company, including all shares of common stock held by the Company in its two subsidiaries, as set forth in the related General Security Agreement.

Of the proceeds from the Bridge Loan, $1,500,000 was used on October 1, 2008 to retire all outstanding Convertible Debentures as of September 30, 2008. The remaining proceeds will be used for working capital purposes.

Loan to the Company

As part of the transaction contemplated by the Amended Agreement, an affiliate of Telifonda has agreed to loan, as approved by the shareholders, $1.45 million to a newly-created subsidiary of the Company (the “NewCo” loan) prior to December 31, 2009. The NewCo Loan Agreement will be a four year, unsecured loan and will be non-recourse to Aurelio Resource Corporation, the parent company. Interest will accrue at LIBOR + 3% over the term of the loan. NewCo has been renamed AIEX Corporation, a corporation formed in Colorado as of January 27, 2009.

The Company intends to use the proceeds of the NewCo Loan facility to fund further exploration of its assets, as well as for other property acquisitions and general working capital.

The following table sets forth our unaudited pro forma balance sheet as of December 31, 2008 and the pro forma results of operations for the twelve month period ended December 31, 2008, and for fiscal 2007, reflecting the disposition of our wholly-owned subsidiary, Bolsa Resources, Inc., loan proceeds from Telifonda, and sale of the net smelter royalty in its Minera Assets. The pro forma results are based on our historical financial statements. The unaudited pro forma statements of operations give effect to this transaction as if the transactions occurred at the beginning of each reporting period.

The unaudited pro forma financial results are presented below for informational purposes only and are not intended to be indicative of either future results of our operations or results that might have been achieved had the transactions actually occurred since the beginning of each reporting period.

PRO FORMA BALANCE SHEETS

As of December 31, 2008

(unaudited)

	Historical 31-Dec-08	Sale of Bolsa (A)	Non- Recourse Loan (B)	Sale of NSR (C)	Pro Forma 31-Dec-08
ASSETS
Current assets
Cash	$103,793	$488,049	$1,450,000	$50,000	$2,091,842
Other current assets	267,065	(37,213)	—	—	229,852
Reclamation bond – MAN claims drilling	—	—	—	—	—

Total current assets	370,858	450,836	$1,450,000	50,000	$2,321,694

Mining claims	4,240,470	(4,222,451)	—	—	18,019
Equipment, net	89,389	(14,920)	—	—	74,469

	4,329,859	(4,237,371)	—	—	92,488

Total Assets	$4,700,717	$(3,786,535)	$1,450,000	$50,000	$2,414,182

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$389,353	$(74,770)	$—	$—	$314,583
Bridge loan payable to Telifonda	2,000,000	(2,000,000)	—	—	—
Current portion, long-term debt	798,166	(790,000)	—	—	8,166

Total current liabilities	3,187,519	(2,864,770)	—	—	$322,749

Note payable – View Sites Claims	480,000	(480,000)	—	—	—
Note payable – Courtland Claims	950,000	(950,000)	—	—	—
Note payable – Rae Property	234,000	(234,000)	—	—	—
Note payable – AIEX non-recourse loan	—	—	1,450,000	—	1,450,000

	1,664,000	(1,664,000)	1,450,000	—	1,450,000

Total Liabilities	$4,851,519	$(4,528,770)	$1,450,000	—	$1,772,749

Stockholders’ Equity
Common stock	40,417	—	—	—	40,417
Warrant	321,813	—	—	—	321,813
Additional paid in capital	7,244,506	—	—	—	7,244,506
Deficit accumulated during exploration stage	(7,740,859)	742,235	—	50,000	(6,948,624)
Cumulative effect of currency translation	(16,679)	—	—	—	(16,679)

Total Stockholders’ Equity	(150,802)	742,235	—	50,000	$641,433

Total Liabilities and Stockholders’ Equity	$4,700,717	($3,786,535)	$1,450,000	$50,000	$2,414,182

Explanation of Pro Forma Consolidated Balance Sheet Adjustments:

A.	Sale of Bolsa - 100% of Bolsa, a wholly-owned subsidiary, is sold for $2.5 million realized as $500,000 of cash and the offset of $2,000,000 of the Bridge Loan from Telifonda. The cost basis of all Bolsa assets and liabilities have been expensed against proceeds realized resulting in a gain. No income taxes are payable due to the utilization of operating loss carry forwards.

B.	Non-Recourse Loan From Telifonda - During 2009 and after completion of the sale of Bolsa and the NSR, the Company issues a 4 year non-recourse note payable in the amount of $1.45 million in exchange for cash. The non-recourse note bears interest at One Year LIBOR plus 3%. Principal and accrued interest due at maturity.

C.	Sale of NSR - Proceeds from the sale of a net smelter royalty (NSR) on Gavilanes exploration property in Mexico for $50,000 for cash. No income taxes are payable due to the utilization of operating loss carry forwards.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal year ended December 31, 2008

(Unaudited)

		Pro Forma Adjustments
	Historical	Sale of Bolsa (A)	Interest on Non Recourse Note(B)	Pro Forma
Revenue	$—	$—	$—	$—

Expenses:
Depreciation	16,569	(3,780)	—	12,789
General and administrative	433,658	(41,992)	—	391,666
Mineral property expenditures	343,328	(310,756)	—	32,572
Professional fees	782,105	(59,353)	—	722,752

	1,575,660	(415,881)	—	1,159,779

Loss from operations	(1,575,660)	415,881	—	(1,159,779)
Other income (expense)
Other income	9,253	(50)	—	9,203
Loss on extinguishment of debt	(407,714)	—	—	(407,714)
Interest income	11,307	—	—	11,307
Interest expense	(1,328,782)	141,642	(119,625)	(1,306,765)

Net loss	(3,291,596)	557,473	(119,625)	(2,853,748)
Other comprehensive loss - net of tax
Foreign currency translation gain (loss)	(13,424)	—	—	(13,424)

Comprehensive loss	$(3,305,020)	$557,473	$(119,625)	$(2,867,172)

Net loss per share
(Basic and fully diluted)	$(0.08)			$(0.07)

Weighted average number of common shares outstanding	39,660,546			39,660,546

Explanation of Pro Forma Consolidated Balance Sheet Adjustments:

A.	Sale of Bolsa - 100% of shares of wholly-owned subsidiary are deemed sold as of the beginning of the period presented and, accordingly, period activities pertaining to Bolsa are eliminated.

B.	Non-Recourse Loan From Telifonda - Telifonda has agreed to make a 4 year non-recourse loan in the amount of $1.45 million cash during 2009. This pro forma adjustment assumes that the loan is made as of the beginning of 2008; accordingly, interest expense is calculated pursuant to the agreement terms - one year LIBOR + 3%.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T)   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, our president and chief executive officer and our interim chief financial officer have concluded that our disclosure controls and procedures are effective for companies of our size and given our available resources such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to our management, including our chief executive officer and our interim chief financial officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting:

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that as of December 31, 2008 our internal control over financial reporting is effective.

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

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

As of March 31, 2009, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Stephen B. Doppler	President and Chief Executive Officer and a Director	52	August 17, 2006
David C. Jonson	Vice-President, Chief Geologist	79	August 17, 2006
Earl H. Detra	Vice President, Exploration	57	October 16, 2007
Dr. Frederik Warnaars	Chairman of the Board and Interim Chief Financial Officer	73	August 17, 2006
Maarten D. Tjaden	Director	31	March 12, 2009

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

Stephen B. Doppler, President and Chief Executive Officer and a Director

Mr. Doppler (age 52) has been President and Chief Executive Officer of the Company since October 16, 2007 and was previously Chairman (until October 16, 2007) and Secretary (from August 17, 2006 until October 16, 2007) and a director of the Company. Mr. Doppler is a member of the Compensation Committee. Mr. Doppler has worked in the mining industry for nearly 20 years. Since 1999, Mr. Doppler has acted as the managing director of Doppler & Associates of Colorado, a consulting firm specializing in reverse takeovers and other corporate transactions involving OTC-BB companies. From 1996 to 1999, Mr. Doppler acted as President, CEO and Chairman of Adamas Resources Corp., a junior resource company listed on the TSX Venture Exchange. Prior to 1996, Mr. Doppler provided advisory and consulting services in the area of mergers and acquisitions, planning and valuations to international mining companies with copper, gold and silver projects. Mr. Doppler earned a Master of Sciences in Mineral Economics from the Colorado School of Mines, and a Bachelor of Arts (Geology) and a Bachelor of Arts (Economics) from Bates College in Maine.

Dr. Frederik Warnaars, Corporate Secretary, Interim Chief Financial Officer and Chairman

Dr. Warnaars (age 73) is now Corporate Secretary (since January 25, 2008) and the Interim Chief Financial Officer of the Company (since April 18, 2008), was previously the Chairman (October 16, 2007 until January 25, 2008) and President and Chief Executive Officer (from August 17, 2006 until October 16, 2007), and was re-appointed as Chairman of the Company effective November 21, 2008. He is also Administrador Unico of Minera Milenium. Dr. Warnaars has accumulated over thirty-five years of experience in geology and the management of exploration and development teams including the founding of Aurelio Resource Inc. with Stephen B. Doppler and David C. Jonson. Since 1993, when Dr. Warnaars founded International American Resources, Inc. and Minera Holmex S.A. de C.V., Dr. Warnaars was able to acquire exploration properties, and to provide consulting services to various companies including MIM (Australia), ASARCO, Apex Silver Mines Ltd., Queenstake and 13 other junior companies. Prior to 1993, Dr. Warnaars was employed in various senior geological executive positions in many countries including Australia, Papua, New Guinea and Chile with Cyprus Mineral Company, Cyprus Minera de Honduras, Behre Dolbear Riverside & Company, Exxon Minerals Company, and Kennecott Copper Corporation. From 1965 to 1969, Dr. Warnaars was an assistant professor of geochemistry at the University of Utrecht, Netherlands. Dr. Warnaars earned a Doctorate in Petrology from the University of Leyden, Netherlands, in 1967.

Maarten D. Tjaden, a Director

Mr. Tjaden (age 31) was appointed to the Board of Directors and the Audit Committee on March 12, 2009. Mr. Tjaden currently serves as a Senior Investment Analyst at Diversica Financial Group B.V. (the principal shareholder of Telifonda (Cayman) Ltd.), where he is responsible for preparing research reports, financial analysis and due diligence for the metals and mining sector. Prior to joining Diversica, Mr. Tjaden was employed at GfK Marketing Services B.V. (GfK), where he was involved in market analysis, research and development of economic forecasting models concerning EU retail markets; he has also worked with the Central European Group of IDC, a global provider of market intelligence and advisory services. Mr. Tjaden holds a Business degree from Erasmus University of Rotterdam (The Netherlands).

David C. Jonson, Vice-President, Business Development

Mr. Jonson has been Vice President, Business Development of the Company since October 16, 2007 and prior to that was Vice-President of Exploration and was a director of our Company from August 17, 2006 to November 7, 2006. Mr. Jonson has over forty-four years of experience as a mining geologist, half of which were spent in management and the other half as a geological consultant. Since 1977, Mr. Jonson has provided consulting services to various clients during which he has made field or office evaluations of over 600 prospects, mines and mining districts and has discovered or identified numerous large, attractive precious and base metal prospects, prepared several bankable feasibility studies, and designing computerized mining models. Prior to 1977 Mr. Jonson was employed in various geological positions with Freeport Exploration Co., Midwest Oil Corp., Climax Molybdenum Co. and Newmont Mining Corp. After spending two years with the U.S. Army Corps of Engineers, Mr. Jonson earned a Master of Science in Geology from the Colorado School of Mines in 1955. Mr. Jonson is a Fellow of the Society of Economic Geologists.

David S. Johnson, Past Chairman of the Board and Current Legal Counsel

Mr. Johnson served as our Chairman (January 25 through November 21, 2008) and as a director, and was previously General Counsel to the Company and a director since September 28, 2006. He was also Corporate Secretary of the Company between October 16, 2007 and January 25, 2008, when he resigned as Corporate Secretary and General Counsel to take on the role of Chairman. Mr. Johnson resigned as Chairman as of November 2008 but continues to serve as Legal Counsel. Since 2003, Mr. Johnson has founded and acted as president of Tordal Ventures, LLC; a multifaceted financial, investment and advisory company, currently representing, among many other companies, NYCON Resources, Inc. in developing domestic and international precious metal projects. In the 1980s and through the 1990s, Mr. Johnson was corporate counsel to Duval Mining Corporation (a subsidiary of Pennzoil) and later was General Counsel and a member of Amselco Mineral’s Executive Committee (a subsidiary of British Petroleum), a Principal and VP of Law for Castle Group, and a VP and Director of Energy Acquisition Corporation. Mr. Johnson earned an AB from Dartmouth College, an MBA with honors from Arizona State University, and a Juris Doctor of Law from the University of Arizona, with post graduate certificates from Denver University, the Colorado School of Mines and Harvard University. Since 2005, he has been an Adjunct Professor at the Metropolitan State College in Denver, CO, teaching courses in business essentials and the legal environment of business.

Stephen R. Stine, Past Chief Operating Officer and a Past Director

Mr. Stine resigned as Chief Operating Officer and a Director as of April 18, 2008. A director since September 28, 2006, Mr. Stine was appointed Chief Operating Officer on May 1, 2007. Mr. Stine has 35 years of experience in the management of metallurgical, exploration, and development efforts with over 15 exploration and mining projects. Since founding Stine Consulting, Inc. in 2000, he has worked in varying management consulting capacities for Tournigan Gold Corporation, Gold Fields Limited, Newmont Mining Corporation, Alamos Gold Inc., and North American Palladium Ltd. Between 1994 and 2000, Mr. Stine was President of Laguna Gold Company, and First Dynasty Mines Ltd. Prior to 1994, he worked for FMC Gold Company, Cyprus Minerals Company, U.S. Borax and Chemical Corporation, Southern Peru Copper Corporation, Ortloff Minerals Service Corporation, and Amax. Mr. Stine earned his Bachelor of Science degree in Metallurgical Engineering from the Colorado School of Mines and is a Colorado and Minnesota Professional Engineer.

Allan J. Marter, Past Chief Financial Officer and a Director

Mr. Marter resigned as Chief Financial Officer and a Director as of April 18, 2008. Mr. Marter was appointed Interim Chief Financial Officer and a director on November 28, 2006. A Past-President of the Northwest Mining Association, Mr. Marter has 30 years of senior management and financial experience in the mining industry. For the seven years from November 1999 through October 2006 he served as Chief Financial Officer for Golden Star Resources Ltd. (AMEX: GSS, TSX: GSC), (a mid-tier gold producer. During the 1990s he was a director of Endeavour Financial Inc. and the principal of Waiata Resources (now Waiata Inc.), Mr. Marter’s own firm which provides financial and advisory services to the mining industry. In the 1970s and 1980s he worked in financial management and executive positions for Crown Resources Corporation, Quartz Mountain Gold, Cornucopia Resources and Hudson Bay Mining and Smelting. In addition to working as an investment banker within the mining industry, Mr. Marter has also served as a director and financial advisor for a number of junior Canadian and US junior exploration and mining companies.

Frank Vermeulen, Past Director

Mr. Vermeulen was appointed to the board of directors on April 18, 2008 and did not stand for election at the Annual General Meeting held on February 13, 2009. Mr. Vermeulen is a senior advisor to Credit Suisse Securities (Europe) Ltd, and a member of its advisory board for Europe, the Middle East and Africa, as well as a non-executive director of the Bank of London & the Middle East, where he chairs the audit committee and is also a member of the risk and nomination committees. He is also Deputy Chairman of the Supervisory Board of LeasePlan Corporation N.V. (Netherlands), a multi-national car leasing and fleet management company and bank which is 50% owned by Volkswagen, 25% by the Olayan Group and 25% by Mubadala Development Co. (an investment arm of the Abu Dhabi government), and an advisor to Olayan Financing Company, an international manufacturing and investment company. Mr. Vermeulen’s experience included approximately 15 years (most recently as CFO) with the with Olayan Financing Company, one of the largest privately-owned Saudi business groups, a 20+ year banking career (mostly with ABN AMBRO in North America, Europe and the Middle East), and senior positions in the area of corporate banking, capital markets, structured finance, private banking and security brokerage.

Stephan B. Roes, Past Director

Mr. Roes (age 43) was appointed to the board of directors and to the Audit Committee on April 18, 2008 and resigned on March 6, 2009. Previously, Mr. Roes served as Vice President Sales EMEA Benelux with Global Custodian ABN AMRO Mellon GSS and as a senior business consultant for Prime Fund Solutions at Fortis Bank. Prior to joining Fortis, Mr. Roes set up the New York office for Amicorp Group, where he was responsible for the development of various trust and administration services. Before moving to New York, Stephan set up a new offshore fund administration company for Amicorp Curacao. From 1991 to 1996, Mr. Roes worked for CITCO in Curacao, where he was responsible for fund accounting, NAV calculations and stockholders services for a group of institutional funds. Mr. Roes holds a degree in Business Economics.

Earl H. Detra, Vice President, Exploration

Mr. Detra was appointed Vice President, Exploration of Bolsa on October 1, 2006, from which he resigned as of February 18, 2009. As of October 16, 2007, Mr. Detra was appointed Vice President, Exploration of the Company. Mr. Detra has been active in exploration and mining for over 30 years working for a number of companies including Cominco American, Inc., Noranda Exploration, Noranda Mining, Texasgulf Minerals and Metals, and Amax Gold. He was District Geologist for Texasgulf at Cripple Creek, Colorado and Geology Superintendent at the Hayden Hill Mine in California for Amax Gold. He has worked in open-pit and underground operations and in exploration throughout North America and the Pacific Rim. He received a B. S. in Geology from The Pennsylvania State University and a M.S. in Geology from the University of Montana.

Committees of the Board of Directors

Effective May 7, 2008, the board of directors appointed Messrs. Stephan Roes and Frank Vermeulen to the Audit Committee. On the same date, the board of directors appointed Messrs. Stephen B. Doppler, and David S. Johnson to the Compensation Committee. Our board of directors presently does not have a nominating committee, executive committee or a separate stock plan committee.

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

Family Relationships

No family relationships exist between any of the directors or between any director and any executive officer of the Company. However, based on information filed in a form 13D by Telifonda Holdings Co. Limited (“Holdings”) and DFG Master Hedge Fund Ltd. (“DFG”), Antony Warnaars is responsible for the overall management and control of DFG. Holdings and Telifonda are both wholly-owned subsidiaries of DFG. Mr. Antony Warnaars is the son of Dr. Frederik Warnaars, a member of the board of directors of Aurelio.

ITEM 11	EXECUTIVE COMPENSATION

Summary Compensation Tables

The table below summarizes all compensation awarded to, earned by, or paid to our principal executive officer and each of our most highly compensated executive officers who were serving as executive officers at the end of the period ended December 31, 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(9) ($)	Bonus ($)	Stock Awards(2) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frederik Warnaars(1)(4)	2008	$58,500	—	$99,500	—	—	—	—	$158,000
President, CEO or Chairman during 2006 and 2007 and now Corporate Secretary, Interim Chief Financial Officer and Chairman	2007	$75,000	—	$117,000	$51,000	—	—	—	$243,000
Stephen B. Doppler(1)(4)	2008	$76,500	—	$110,500	—	—	—	—	$187,000
Chairman and Corporate Secretary during 2006-2007 and now President, CEO and a Director	2007	$24,332	—	$146,839	$54,000	—	—	—	$225,171
David C. Jonson(1)(4)(5)	2008	$54,914	—	$5,100	18,734	—	—	—	$78,748
Vice President, Business Development	2007	$44,000	—	$61,900	—	—	—	—	$105,900
David S. Johnson(6)(4)	2008	$76,500	—	$99,000	—	—	—	—	$175,500
Previously Corporate Counsel, Corporate Secretary, Director and Chairman	2007	$26,000	—	$152,000	$54,000	—	—	—	$232,000
Stephen R. Stine(7)	2008	$16,750	—	$53,333	—	—	—	—	$70,083
Previously Chief Operating Officer and a Director	2007	$16,000	—	$122,000	$54,000	—	—	—	$192,000
Allan J. Marter(8)	2008	$3,000	—	$53,333	—	—	—	—	$56,333
Previously Interim Chief Financial Officer and a Director	2007	$28,000	—	$120,000	$84,000	—	—	—	$232,000
Earl H. Detra(4)	2008	$55,000	—	—	—	—	—	—	$55,000
Vice President, Exploration	2007	$43,368	—	$10,000	$33,000	—	—	—	$86,368

(1)

On August 17, 2006, Dr. Frederik Warnaars was appointed President, CEO, Interim CFO, Treasurer and a director, Mr. Stephen B. Doppler was appointed as Aurelio’s Corporate Secretary and a director, Mr. David C. Jonson was appointed Vice President Exploration and a director.

(2)

Stock awards include amounts paid or accrued for salary and expenses paid in 2007 to Directors and Officers in lieu of cash, and fees paid for Board of Director fees, Compensation Committee fees, Audit Committee fees, and Board meeting attendance fees for the years 2006 and 2007. Stock issued for the years 2006 and 2007 were valued at $0.97 and $0.36 per share respectively based on the volume-weighted average closing stock price for the ten prior trading days before each stock issuance.

(3)

The stock awards provided in this table are as of December 31, 2007 and do not reflect the cancellation of options granted in 2007 as of March 27, 2008. Please refer to “Note 14 - Stock Options” on pages 49 and 50 of Aurelio Resource Corporation’s Form 10-KSB/A for the fiscal period ending December 31, 2007 for a discussion of the assumptions used and methodology applied in valuing the grant of stock options to officers and directors during 2007.

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

(6)

Mr. David S. Johnson was appointed a director and General Counsel of the company effective September 28, 2006 and Corporate Secretary on October 16, 2007. He resigned these two roles and became Chairman on January 25, 2008, upon the resignation of Dr. Warnaars as Chairman (and Dr. Warnaars became Corporate Secretary on this date). Mr. Johnson resigned as Executive Chairman effective November 20, 2008.

(7)

Mr. Stephen R. Stine was appointed a director of the company effective September 28, 2006, and was appointed Chief Operating Officer effective May 1, 2007. Mr. Stine resigned from the Board of Directors and as Chief Operating Officer as of April 17, 2008.

(8)

Mr. Allan J. Marter was appointed interim Chief Financial Officer and a director effective November 28, 2006. Mr. Marter resigned from the Board of Directors and as Chief Financial Officer as of April 17, 2008.

(9)	Salary is amount paid in cash in 2007 and 2008 to Directors and Officers for contract consulting services, not including stock awarded in lieu of cash.

Consulting Contracts

Effective August 17, 2006, the Company entered into a consulting agreement with International American Resources, Inc., a corporation wholly-owned by Dr. Frederik Warnaars. Effective January 1, 2008, we entered into a new executive consulting agreement. Under the terms of this agreement, International American Resources, Inc. contracted to supply the services of Dr. Warnaars as a consultant and Director of the Company for a period of three years. International American Resources, Inc., through Mr. Warnaars, will provide assistance and guidance to the company and its subsidiaries, Bolsa Resources, Inc. and Minera Milenium, in acquiring, developing and operating Aurelio’s mineral properties and projects. For the provision of these consulting services, we will pay International American Resources, Inc. $5,000 monthly for the consulting services provided and an additional $5,000 per month to be paid in common stock of the Company from the Company’s 2006 Stock Compensation Plan. We granted options to purchase 100,000 shares of common stock to Dr. Warnaars during the seven months ended December 31, 2006, options to purchase 300,000 shares of common stock during the year ended December 31, 2007, and options to purchase 250,000 shares of common stock in January 2008. All options granted in 2007 were cancelled as of March 27, 2008 and all options granted in 2008 were canceled as of May 16, 2008. In the event that Mr. Warnaars’ executive consulting agreement is terminated by the Company prior to its December 31, 2010 expiration date for reasons other than due to cause or in the event there is a “change in control” of the Company (defined as the acquisition by any shareholder of 50% or more of the issued and outstanding shares of the Company), the Company is required to pay as liquidated damages an amount equal to the balance of the Consulting Fees due for the term of the Agreement multiplied by a factor of 2.5, as well as issue a number of shares from the Company’s 2006 Incentive Compensation Plan equal to 25% of the unallocated shares under such plan, plus an additional 500,000 restricted shares of common stock of the Company. Dr. Warnaars executive consulting agreement (through International American Resources, Inc.) was filed with an 8-K filing with the Securities and Exchange Commission of February 5, 2008.

Effective August 17, 2006, the Company entered into a consulting agreement with Jonson Management Company, a corporation wholly-owned by David C. Jonson. Under the terms of this agreement, Jonson Management Company contracted to supply the services of Mr. Jonson as a consultant to the company for a period of two years, subject to annual renewal. Jonson Management Company will, through Mr. Jonson, provide assistance and guidance to the company and its subsidiary, Bolsa, in acquiring, developing and operating Aurelio’s mineral properties and projects, and to contact and negotiate with the owners of suitable mineral properties for potential acquisition by the Company. For the provision of these consulting services, we presently pay Jonson Management Company $6,000 monthly for the consulting services provided. We also granted options to purchase 100,000 shares of common stock to Mr. Jonson during the seven months ended December 31, 2006, and options to purchase 100,000 shares of common stock in January 2008.

Effective August 17, 2006, the Company entered into a consulting agreement with Salzburg Holdings LLC, a corporation wholly-owned by Stephen B. Doppler. Under the terms of this agreement, Salzburg Holdings LLC agreed to supply the services of Mr. Doppler, on a part-time basis, as a consultant to the Company for a period of two years, subject to annual renewal. Effective January 1, 2008, a new executive consulting agreement was entered into with Stephen Doppler. Under the terms of the new agreement, Mr. Doppler is to provide the services as President and Chief Executive Officer of the Company for a term of three years. For the provision of these consulting services, we will pay Mr. Doppler the amount of $8,500 per month for consulting services provided, and an additional $5000 per month to be paid in stock of the Company from the Company’s 2006 Stock Compensation Plan. We granted options to purchase 100,000 shares of common stock to Mr. Doppler during the seven months ended December 31, 2006, options to purchase 300,000 shares of common stock during the year ended December 31, 2007, and options to purchase 250,000 shares of common stock in January 2008. All options granted in 2007 were cancelled as of March 27, 2008 and all options granted in 2008 were canceled as of May 16, 2008. In the event that Mr. Doppler’s executive consulting agreement is terminated by the Company prior to its December 31, 2010 expiration date for reasons other than due to cause or in the event there is a “change in control” of the Company (defined as the acquisition by any shareholder of 50% or more of the issued and outstanding shares of the Company), the Company is required to pay as liquidated damages an amount equal to the balance of the Consulting Fees due for the term of the Agreement multiplied by a factor of 2.5, as well as issue a number of shares from the Company’s 2006 Incentive Compensation Plan equal to 25% of the unallocated shares under such plan, plus an additional 500,000 restricted shares of the Company. Mr. Doppler’s executive consulting agreement was filed with a Form 8-K filing with the Securities and Exchange Commission of February 5, 2008.

The Company entered into a consulting agreement with David S. Johnson on September 1, 2006 under which Mr. Johnson was retained as General Counsel to the Company. Effective January 1, 2008, we entered into a new executive consulting agreement. Under the terms of this agreement, Mr. Johnson was contracted to supply the services as Executive Chairman of the Company for a period of three years. For the provision of these consulting services, we will pay Mr. Johnson $8,500 monthly for the consulting services provided and an additional $5,000 per month to be paid in common stock of the Company from the Company’s 2006 Stock Compensation Plan. We granted options to purchase 100,000 shares of common stock to Mr. Johnson during the seven months ended December 31, 2006, options to purchase 300,000 shares of common stock during the year ended December 31, 2007, and options to purchase 250,000 shares of common stock in January 2008. All options granted in 2007 were cancelled as of March 27, 2008 and all options granted in 2008 were canceled as of May 16, 2008. On November 20, 2008, Mr. Johnson and the Company entered into an amendment to Mr. Johnson’s executive consulting agreement which provided for Mr. Johnson’s resignation as the Executive Chairman of the Company, but retained Mr. Johnson’s services as a legal advisor to the Company. In the event that Mr. Johnson’s executive consulting agreement is terminated by the Company prior to its December 31, 2010 expiration date for reasons other than due to cause or in the event there is a “change in control” of the Company (defined as the acquisition by any shareholder of 50% or more of the issued and outstanding shares of the Company), the Company is required to pay as liquidated damages an amount equal to the balance of the Consulting Fees due for the term of the Agreement multiplied by a factor of 2.5, as well as issue a number of shares from the Company’s 2006 Incentive Compensation Plan equal to 25% of the unallocated shares under such plan, plus an additional 500,000 restricted shares of the Company. Mr. Johnson’s executive consulting agreement was filed with a Form 8-K filing with the Securities and Exchange Commission of February 5, 2008.

Effective November 1, 2006, we entered into a consulting agreement with Waiata Inc., a corporation wholly-owned by Allan J. Marter. Under the terms of this agreement, Waiata Inc. agreed to supply the services of Mr. Marter, on a part-time basis, to act as interim Chief Financial Officer for the Company. Effective January 1, 2008, we entered into a new executive consulting agreement. Under the terms of this agreement, Mr. Marter was contracted to supply the services as Chief Financial Officer of the company for a period of three years, subject to annual renewal. Mr. Marter resigned from the interim Chief Operating Officer position as of April 17, 2008, but will remain as a consultant to the Company. For the provision of these consulting services, we will pay Waiata Inc. $5,000 monthly for the consulting services provided and an additional $5,000 per month to be paid in common stock of the Company from the Company’s 2006 Stock Compensation Plan. We made separate grants to Mr. Marter of options to purchase 100,000 shares of common stock, options to purchase 300,000 shares of common stock during the year ended December 31, 2007, and options to purchase 250,000 options to purchase in January 2008. Options for all but 100,000 shares granted in 2007 were cancelled as of March 27, 2008 and all options granted in 2008 were canceled as of May 16, 2008. Effective April 17, 2008, Mr. Marter resigned as Chief Financial Officer for the company, but remained involved with the Company on a consulting basis through June 1, 2008.

Effective May 1, 2007, the Company entered into a consulting agreement with Stine Consulting, LLC, a corporation wholly-owned by Stephen R. Stine. Under the terms of this agreement, Stine Consulting, LLC agreed to supply the services of Mr. Stine, on a part-time basis, to act as Chief Operating Officer for the Company, and as a consultant to the Company for a period of one year, subject to annual renewal. Effective January 1, 2008, we entered into a new executive consulting agreement. Under the terms of this agreement, Mr. Stine was contracted to supply the services as Chief Operating Officer of the Company for a period of three years. Stine Consulting, LLC will, through Mr. Stine, provide assistance and guidance to the Company, and to Aurelio’s subsidiaries, in acquiring, developing and operating Aurelio’s mineral properties and projects, and contacting and negotiating with the owners of suitable mineral properties for potential acquisition by the company. For the provision of these consulting services, we will pay Stine Consulting, LLC. $5,000 monthly for the consulting services provided and an additional $5,000 per month to be paid in common stock of the Company from the Company’s 2006 Stock Compensation Plan. We granted options to purchase 100,000 shares of common stock to Mr. Stine during the seven months ended December 31, 2006, options to purchase 200,000 shares of common stock during the year ended December 31, 2007, and options to purchase 250,000 shares of common stock in January 2008. All options granted in 2007 were cancelled as of March 27, 2008 and all options granted in 2008 were canceled as of May 16, 2008. Mr. Stine resigned from the Chief Operating Officer position as of April 17, 2008, but remained as a consultant to the Company through June 1, 2008.

The Company entered into a consulting agreement with Earl H. Detra on October 1, 2006 under which Mr. Detra will perform the duties of a Vice President, Exploration for Bolsa Resources, until December 31, 2007, subject to renewal. As of October 16, 2007, Mr. Detra was appointed Vice President, Exploration for all of the Company’s projects. Effective January 1, 2008, we entered into a new consulting agreement. Under the terms of this agreement, Mr. Detra is contracted to perform the duties of a Vice President of Exploration for the company for a period of one year, subject to annual renewal. For the provision of these consulting services, we will pay Mr. Detra $500 per day. With approval of the Consultant, the Company may pay any outstanding fees (plus accrued interest) in the form of freely tradable Company shares based on a conversion price equal to 80% of the volume weighted-average closing stock price for the preceding twenty trading days. We granted options to purchase 75,000 shares of common stock to Mr. Detra during the year ended December 31, 2007, and options to purchase 50,000 shares of common stock in January 2008. All options granted in 2007 were cancelled as of March 27, 2008 and all options granted in 2008 were canceled as of May 16, 2008.

Outstanding Equity Awards at December 31, 2008

During the year ended December 31, 2008 we granted stock options to executive officers and directors as set out in the table below.

	Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Frederik Warnaars Chairman of the Board		(1)	—	—	—	—	—	—	—	—
Stephen Doppler President and CEO	100,000	(2)	—	—	$0.79	October 17, 2011	—	—	—	—
David C. Jonson Vice President Corporate Development	150,000	(3)	—	—	$0.79	October 17, 2011	—	—	—	—
David S. Johnson Corporate Secretary, General Counsel and a Director	100,000	(4)	—	—	$0.84	October 12, 2011	—	—	—	—
Stephen R. Stine COO and Director	100,000	(5)	—	—	$0.84	October 12, 2011	—	—	—	—
Allan J. Marter Chief Financial Officer and a Director	100,000	(6)	—	—	$0.75	October 12, 2011	—	—	—	—
Earl H. Detra Vice President Exploration	—	(7)	—	—	—	—	—	—	—	—

(1)	Stock options outstanding at December 31, 2007 to purchase 50,000 shares @ $0.79/share were granted and vested on September 20, 2006; options to purchase an additional 100,000 shares @ $1.17/share were granted and vested on June 13, 2007; subsequently all of the foregoing 150,000 options were cancelled in March 2008.

(2)	Stock options outstanding at December 31, 2008 to purchase 100,000 shares @ $0.79/share were granted and vested on September 20, 2006; options to purchase an additional 100,000 shares @ $1.06/share were granted and vested on June 13, 2007. Subsequently these additional 100,000 options granted on June 13, 2007 were canceled in March 2008.

(3)	Stock options outstanding at December 31, 2008 to purchase 50,000 shares @ $0.79/share were granted and vested on September 20, 2006, and an additional 100,000 options at $0.36 per share were granted and vested in January 2008.

(4)	Stock options outstanding at December 31, 2008 to purchase 100,000 shares @ $0.84/share were granted and vested on November 12, 2006; options to purchase an additional 100,000 shares @ $1.06/share were granted and vested on June 13, 2007. Subsequently these additional 100,000 options granted on June 13, 2007 were canceled in March 2008.

(5)	Stock options outstanding at December 31, 2008 to purchase 100,000 shares @ $0.84/share were granted and vested on October 12, 2006; options to purchase an additional 100,000 shares @ $1.06/share were granted and vested on June 13, 2007. Subsequently these additional 100,000 options granted on June 13, 2007 were canceled in March 2008.

(6)	Stock options outstanding at December 31, 2008 to purchase 100,000 shares @ $0.79/share were granted and vested on January 3, 2007; options to purchase an additional 100,000 shares @ $1.06/share were granted and vested on June 13, 2007. Subsequently these additional 100,000 options granted on June 13, 2007 were canceled in March 2008.

(7)	Stock options outstanding at December 31, 2008 to purchase 75,000 shares @ $1.10/share were granted and vested on February 2, 2007; subsequently these 75,000 options were canceled in March 2008.

There are no arrangements or plans in which the Company is to provide pension, retirement or similar benefits for Aurelio’s directors or officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to Aurelio’s directors or officers, except that stock options may be granted at the discretion of Aurelio’s Board of Directors in the future.

Stock Option Plan

The Board of Directors adopted the 2006 Stock Option Plan (the “Plan”) on September 15, 2006 and reserved 2,800,000 common shares to be made available for grant under the Plan. The purpose of the Plan is to afford the persons who provide services to the company or any of its subsidiaries or affiliates, whether directors, officers, consultants or employees of the company or its subsidiaries or affiliates, an opportunity to obtain a proprietary interest in the company by permitting them to purchase common shares of Aurelio’s stock and to aid in attracting, as well as retaining and encouraging the continued involvement of such persons with us. Under the terms of the Plan, the Board of Directors has full authority to administer the Plan in accordance with the terms of the Plan and at any time amend or revise the terms of the Plan provided, however, that no amendment or revision shall alter the terms of options already granted. The stockholders ratified and approved the adoption of the 2006 Stock Option Plan at the Annual General Meeting of Stockholders held on May 18, 2007.

Under the Plan, the exercise price of the shares covered by each option shall be determined by the directors and shall be not less than the closing price of Aurelio’s common shares on the stock exchange, quotation system or stock exchanges on which the shares are listed on the date of the grant or the day the fair market value is to be determined or the immediately preceding the day on which the stock is reported. If granted to an employee or director the per share exercise price shall be not less than the fair market value of the share on the date of the grant, unless the grant is to an employee who holds more than 10% of the voting power of Aurelio’s stock, in which case the per share exercise price shall be not less than 110% of the fair market value on the date of the grant. Options granted under the Plan vest immediately for non-employee directors and the vesting schedule for all others granted options under the Plan will be established by the Board or a committee appointed by the Board to administer the Plan on behalf of the Board. The Company has not established a separate committee to this date. Options granted under the Plan will not be transferable and, if they are not exercised, will expire thirty (30) days following the date the optionee ceases to be director, officer, employee or consultant of the Company unless by death, in which case the option may be exercised within twelve months following the date of death.

As of December 31, 2008 the company had 40,416,690 common shares outstanding.

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

In 2008 we issued 2,167,155 shares of our stock under the Stock Compensation Plan to our directors, officers and consultants for directors’ fees, meeting fees and consulting fees for the twelve months ended December 31, 2008. On January 17, 2008 we issued a total of 1,402,331 common shares at a price of $0.36/share to consultants and company officers in consideration for services from September thru December 2007, and to members of the Board of Directors in consideration for board and committee meetings during 2007, pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. On February 1, 2008 we issued 468,969 common shares at a price of $0.36/share to a consultant in consideration for consulting services during December 2007 and to company officers in consideration for consulting services during 1st quarter 2008, pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. On April 9, 2008 we issued 267,855 common shares at a deemed price of $0.28/share to company officers in consideration for consulting services during 2nd quarter 2008, pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

At December 31, 2007, 778,745 shares were available for grant under the Compensation Plan.

Compensation earned by the Board of Directors for board and committee meetings in the amount of $126,666 was deferred for payment as of December 31, 2008. Such accrued fees were paid in full on January 7, 2009 though the issuance of common shares at a price of $0.03 per share. These common shares were issued pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of March 31, 2009, and by the officers and directors, individually and as a group. All shares are owned directly.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Dr. Frederik Warnaars (2)(3) Suite 202, 12345 W. Alameda Pkwy, Lakewood, CO 80228	4,202,182	(4)	7.47%
David C. Jonson (5) Suite 202, 12345 W. Alameda Pkwy, Lakewood, CO 80228	1,712,440	(6) (10)(13)	3.04%
Stephen B. Doppler (2)(7) Suite 202, 12345 W. Alameda Pkwy, Lakewood, CO 80228	2,379,512	(11)	4.23%
David S. Johnson(8) Suite 202, 12345 W. Alameda Pkwy, Lakewood, CO 80228	2,765,874	(12)	4.92%
Stephen R. Stine Suite 202, 12345 W. Alameda Pkwy, Lakewood, CO 80228	1,514,760		2.69%

Allan J. Marter(9) Suite 202, 12345 W. Alameda Pkwy, Lakewood, CO 80228	1,452,593	2.58%
Earl H. Detra Suite 202, 12345 W. Alameda Pkwy, Lakewood, CO 80228	325,000	0.57%
Stephan Roes Suite 202, 12345 W. Alameda Pkwy, Lakewood, CO 80228	800,000	1.42%
Frank Vermeulen Suite 202, 12345 W. Alameda Pkwy, Lakewood, CO 80228	675,000	1.20%

Directors and Executive Officers as a Group	15,827,361	28.12%

Telifonda Holdings Co. Limited, c/o Briantserve Limited Maria House, 5th Floor, 1 Avlonos Street, Nicosia, Cyprus	3,333,334	5.93%

(1)	Based on 56,243,857 fully diluted shares, including options and warrants and 44.64 million shares of common stock issued and outstanding as of March 31, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	This individual is a director of our company.

(3)	Dr. Warnaars is the Executive Chairman and interim Chief Financial Officer of the Company.

(4)	800,000 of these common shares are held by International American Resources, Inc., a wholly-owned corporation of Dr. Frederik Warnaars.

(5)	Mr. David C. Jonson is the Vice President Chief Geologist of our company.

(6)	800,000 of these common shares are held by Jonson Management Co., a wholly-owned corporation of David Jonson.

(7)	Mr. Stephen B. Doppler is the President and CEO of the Company.

(8)	Mr. Johnson is the legal counsel of the company.

(9)	Mr. Marter was the Chief Financial Officer of our company.

(10)	Includes stock options entitling the holder to acquire 50,000 shares upon payment of $0.79 per share.

(11)	Includes stock options entitling the holder to acquire 100,000 shares upon payment of $0.79 per share.

(12)	Includes stock options entitling the holder to acquire 100,000 shares upon payment of $0.84 per share.

(13)	Includes stock options entitling the holder to acquire 100,000 shares upon payment of $0.36 per share.

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

As of December 31, 2008 the company had 40,416,690 common shares outstanding.

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

In 2008 we issued 2,167,155 shares of our stock under the Stock Compensation Plan to our directors and officers for directors’ fees and meeting fees for the year ended December 31, 2008

At December 31, 2008, 778,745 shares were available for grant under the Compensation Plan.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

In November 2007, the Company entered into a lease and option agreement with a former director for a property in Elfrida, Arizona. Bolsa is using the house for a field office and for temporary field accommodation and pays a market rent (presently $950/month) for the property. Bolsa also has an option to acquire the property for the amount of the mortgage debt outstanding on the property.

We have no policy regarding entering into transactions with affiliated parties.

Corporate Governance

We currently act with three (3) directors, consisting of Stephen B. Doppler, Maarten D. Tjaden, and Dr. Frederik Warnaars.

We have determined that none of our directors are independent, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Effective March 12, 2009 the board of directors appointed Messrs. Stephen B. Doppler and Frederik Warnaars to the Audit Committee. On the same date, the board of directors appointed Messrs. Stephen B. Doppler and Frederik Warnaars to the Compensation Committee. Our board of directors presently does not have a nominating committee, executive committee or a separate stock plan committee.

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

The aggregate fees billed or accrued for the two most recently completed fiscal years ended December 31, 2008 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year ended December 31, 2008	Year ended December 31, 2007
Audit fees	$59,715	$36,097
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$59,715	$36,097

Audit fees. This category includes the fees for the audit of Aurelio’s consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with SEC filings.

Audit related fees. This category includes the fees for assurance and related services related to the performance of audit or review services and not reported as Audit Fees. Fees for audit-related services totalled $0 for the fiscal period ended December 31, 2007.

Tax fees. This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

All other fees. No other fees were billed for professional services during the fiscal periods ended December 31, 2008 and 2007 other than those specified above.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Haynie & Company is engaged by the Company or its subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

•	approved by Aurelio’s Board of Directors; or

•

entered into pursuant to pre-approval policies and procedures established by the Board of Directors, provided the policies and procedures are detailed as to the particular service, the Board of Directors is informed of each service, and such policies and procedures do not include delegation of the Board of Director’s responsibilities to management.

The Board of Directors require advance approval of all audits, audit-related, tax, and other services performed by the independent registered public accounting firm. Unless the specific service has been previously pre-approved with respect to that year, the Board of Directors must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Board of Directors has delegated to the chair of the Board of Directors authority to approve permitted services provided that the chair reports any decisions to the Board of Directors at its next scheduled meeting.

The Board of Directors considers the professional services provided by Haynie & Company, Certified Public Accountants to the Company to be compatible with maintaining the principal accountants’ independence.

ITEM 15	EXHIBITS

Number	Description

3.1	Articles of Incorporation (1)

3.2	By-Laws adopted by the Board of Directors on September 11, 2007 (13)

10.1	Agreement between Aurelio Resources, Inc. and Furio Resources, Inc. dated April 27, 2006 (5)

10.2	Amended Agreement between Aurelio Resources, Inc. and Furio Resources, Inc. dated June 9, 2006 (6)

10.3	Amended Agreement between Aurelio Resources, Inc. and Aurelio Resource Corporation dated July 13, 2006 (7)

10.4	Consulting Agreement among Aurelio Resource Corporation, International American Resources, Inc. and Dr. Frederik Warnaars dated August 9, 2006 (8)

10.5	Consulting Agreement among Aurelio Resource Corporation, Jonson Management Company and David C. Jonson dated August 9, 2006 (8)

10.6	Consulting Agreement among Aurelio Resource Corporation, Salzburg Holdings Inc. and Stephen B. Doppler dated August 9, 2006 (8)

10.7	Purchase Agreement dated May 15, 2006, between Aurelio Resources, Inc. and Hope Mining and Milling Company (10)

10.8	Amending Agreement dated September 11, 2006 between Aurelio Resources, Inc., Bolsa Resources, Inc. and Hope Mining and Milling Company (10)

10.9	Consulting Agreement between Aurelio Resource Corporation and David S. Johnson dated September 1, 2006(15)

10.10	Consulting Agreement among Aurelio Resource Corporation, Waiata Inc. and Allan J. Marter dated November 1, 2006(15)

10.11	Aurelio Resources Corporation 2006 Stock Option Plan adopted by the Board of Directors on September 15, 2006(15)

10.12	Form of Subscription Agreement – US Accredited (12)

10.13	Form of Subscription Agreement – Offshore (12)

10.14	Aurelio Resource Corporation 2006 Incentive Compensation Plan adopted by the Board of Directors on October 12, 2006(15)

10.15	Option to purchase agreement between Newmont Realty Company and Aurelio Resource Corporation effective March 27, 2007(16)

10.16	Mineral Lease Agreement and Option to Purchase between Bolsa Resources, Inc. and Philip J. Sterling, Manuel R. Hernandez and Fred Jenkins effective April 15, 2007(16)

10.17	Purchase and Sale Agreement between Bolsa Resources, Inc. and the Rae Family (individually) effective August 6, 2007(13)

10.18	Consulting Agreement between Aurelio Resource Corporation and Stine Consulting, LLC dated May 1, 2007(14)

10.19	STOCK PURCHASE AGREEMENT by and between TELIFONDA (CAYMAN) LTD. and AURELIO RESOURCE CORPORATION dated September 30, 2008(17)

10.20	Form of Bolsa NET SMELTER RETURN ROYALTY AGREEMENT(17)

10.21	Form of Gavilanes NET SMELTER RETURN ROYALTY AGREEMENT(17)

10.22	BRIDGE LOAN AGREEMENT(17)

10.23	BRIDGE LOAN NOTE(17)

10.24	GENERAL SECURITY AGREEMENT(17)

10.25	Amendment to the Stock Purchase Agreement dated November 17, 2008(18)

10.26	Amendment to the Bolsa Net Smelter Return Royalty Agreement (18)

10.27	Minera (Gavilanes) Net Smelter Return Royalty Agreement (18)

10.28	NewCo Loan Agreement & Loan Note (18)

10.29	Respite Agreement dated February 18, 2009 between Aurelio, AIEX and Telifonda (Cayman) Ltd (19)

14.1	Code of Ethics (11)

21	Subsidiaries: Aurelio Resources, Inc., Minera Milenium S.A. de C.V. and Bolsa Resources, Inc.

31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Statement of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to our Form SB-2 filed with the Securities and Exchange Commission on July 9, 2004.

(5)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 2, 2006.

(6)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 15, 2006.

(7)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 17, 2006.

(8)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 23, 2006.

(10)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 22, 2006.

(11)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on September 12, 2006.

(12)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 25, 2006.

(13)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on November 19, 2007.

(14)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 16, 2007.

(15)	Incorporated by reference to our S-8 registration statement filed with the Securities and Exchange Commission on January 25, 2007.

(16)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2007.

(17)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 10, 2008.

(18)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 17, 2008.

(19)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on March 2, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

AURELIO RESOURCE CORPORATION

By:	/s/ Stephen B. Doppler
Stephen B. Doppler
President and Chief Executive Officer
Date:	March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stephen B. Doppler	By:	/s/ Frederik Warnaars
Name:	Stephen B. Doppler	Name:	Frederik Warnaars
Title:	President, Chief Executive Officer and Principal Executive Officer	Title:	Chairman, Interim Chief Financial Officer, Director, Principal Accounting and Financial Officer
Date:	March 31, 2009	Date:	March 31, 2009

By:	/s/ Maarten D. Tjaden
Name:	Maarten D. Tjaden
Title:	Director
Date:	March 31, 2009