Form 10-Q
period 2009-03-31
AURELIO RESOURCE CORP
filed 2009-05-19
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended March 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AURELIO RESOURCE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	000-50931	33-1086828
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

Suite 202, 12345 W Alameda Parkway, Lakewood, Colorado	80228
(Address of principal executive offices)	(Zip Code)

(303) 795 - 3030

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 19, 2009 the registrant had 47,360,528 common shares outstanding.

AURELIO RESOURCE CORPORATION.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	Mar. 31, 2009	Dec. 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$344,038	$103,793
Receivable from Telifonda	265,523	216,689
Prepaid expenses and other	10,731	50,376

Total current assets	620,292	370,858

Mining claims	17,200	4,240,470
Equipment, net	53,963	89,389

	71,163	4,329,859

Total Assets	$691,455	$4,700,717

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$116,130	$170,872
Accounts payable-related parties	122,090	218,481
Short term note payable	—	2,000,000
Current portion of long-term debt	—	798,166

Total current liabilities	238,220	3,187,519

Long-term debt	—	1,664,000

Total Liabilities	238,220	4,851,519

Stockholders’ Equity
Common stock, $0.001 par value; 400,000,000 shares authorized; 44,638,913 issued and outstanding	44,639	40,417
Preferred stock, $0.01 par value; 87,500,000 shares authorized; 0 issued and outstanding	0	0
Warrants	321,813	321,813
Additional paid in capital	7,366,951	7,244,506
Deficit accumulated during the exploration stage	(7,263,462)	(7,740,859)
Cumulative effect of currency translation	(16,706)	(16,679)

Total Stockholders’ Equity	453,235	(150,802)

Total Liabilities and Stockholders’ Equity	$691,455	$4,700,717

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended Mar. 31, 2009	Three Months Ended Mar. 31, 2008	Feb. 19, 2004 (Inception) Through Mar. 31, 2009
Revenue	$—	$—	$—

Expenses:
Depreciation	3,273	3,699	35,491
General and administrative	83,888	(45,319)	2,359,003
Mineral property expenditures	45,979	123,212	2,179,141
Professional fees	136,561	132,265	1,720,252

	269,701	213,857	6,293,887

Loss from operations	(269,701)	(213,857)	(6,293,887)
Other income (expense)
Other income	15,971	—	75,619
Interest income	20	4,418	28,484
Other expense	(20)	—	(20)
Loss on debentures	—	—	(407,714)
Loss on sale of assets	(1,476,789)	—	(1,476,789)
Interest expense	(21,022)	(1,457,969)	(1,418,093)
Income (loss) before provision for income tax	(1,751,541)	(1,667,408)	(9,492,400)

Provision for income tax	—	—	—
Net income (loss)	(1,751,541)	(1,667,408)	(9,492,400)
Other comprehensive income (loss) - net of tax
Foreign currency translation gains (losses)	(27)	(346)	(16,706)

Comprehensive income (loss)	$(1,751,568)	$(1,667,754)	$(9,509,106)

Net income (loss) per share
(Basic and fully diluted)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding	43,601,295	37,846,397

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Warrants	Additional Paid- in Capital	Deficit Accumulated During Exploration Stage	Cumulative Effect of Currency Translation	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, February 19, 2004 (date of inception)	—	$—	$—	$—	$—	$—	$—
Common stock issued for cash at $0.002 per share, March 2004	13,000,000	13,000	—	7,000	—	—	20,000
Common stock issued for cash at $0.004 per share, April 2004	18,200,000	18,200	—	51,800	—	—	70,000
Common stock issued for cash at $0.03 per share, May 2004	201,500	202	—	5,998	—	—	6,200
Net loss	—	—	—	—	(14,607)	—	(14,607)

Balance, May 31, 2004	31,401,500	31,402	—	64,798	(14,607)	—	81,593
Net loss	—	—	—	—	(60,698)	—	(60,698)

Balance, May 31, 2005	31,401,500	31,402	—	64,798	(75,305)	—	20,895
Net loss	—	—	—	—	(36,750)	—	(36,750)

Balance, May 31, 2006	31,401,500	31,402	—	64,798	(112,055)	—	(15,855)
Common stock returned for cancellation	(12,965,000)	(12,965)	—	12,965	—	—	—
Common stock issued for acquisition of Subsidiaries	10,000,000	10,000	—	440,000	—	—	450,000
Common stock issued for cash at $0.40 per share, September 2006	4,000,000	4,000	—	1,596,000	—	—	1,600,000
Common stock options issued	—	—	—	168,000	—	—	168,000
Net loss	—	—	—	—	(957,221)	(1,580)	(958,801)

Balance, December 31, 2006	32,436,500	32,437	—	2,281,763	(1,069,276)	(1,580)	1,243,344

(Continued On Following Page)

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued From Previous Page)

	Common Stock		Warrant	Additional Paid- in Capital	Deficit Accumulated During Exploration Stage	Cumulative Effect of Currency Translation	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2006, from prior page	32,436,500	32,437	—	2,281,763	(1,069,276)	(1,580)	1,243,344
Issuance of stock options	—	—	—	405,500	—	—	405,500
Issued for cash	1,476,555	1,477	—	1,327,423	—	—	1,328,900
Issued for services	584,100	584	—	462,671	—	—	463,255
Exercise of stock options	150,000	150	—	118,350	—	—	118,500
Net loss	—	—	—	—	(3,379,987)	(1,675)	(3,381,662)

Balance, December 31, 2007	34,647,155	34,648	—	4,595,707	(4,449,263)	(3,255)	177,837
Issued for cash	3,333,334	3,333	321,813	674,854	—	—	1,000,000
Issuance of stock options	—	—	—	28,101	—	—	28,101
Issued for services at $0.36 per share	1,899,300	1,899		682,089			683,988
Issued for services at $0.28 per share	267,855	268	—	74,732	—	—	75,000
Forfeiture of stock options	—	—	—	(348,500)	—	—	(348,500)
Discount on issuance of debentures	—	—	—	1,275,018	—	—	1,275,018
Beneficial conversion feature of debentures	—	—	—	224,982	—	—	224,982
Issued in exchange for office rent	58,053	58	—	8,195	—	—	8,253
Issued in exchange for leasehold improvements	210,993	211	—	29,328	—	—	29,539
Net loss	—	—	—	—	(3,291,596)	(13,424)	(3,305,020)

Balance, December 31, 2008	40,416,690	40,417	321,813	7,244,506	(7,740,859)	(16,679)	(150,802)
Issued for services at $0.03 per share	4,222,223	4,222	—	122,445	—	—	126,667
Sale of subsidiary	—	—	—	—	2,228,938	—	2,228,938
Net loss	—	—	—	—	(1,751,541)	(27)	(1,751,568)

Balance, March 31, 2009 (Unaudited)	44,638,913	$44,639	$321,813	$7,366,951	$(7,263,462)	$(16,706)	$453,235

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended Mar. 31, 2009	Three Months Ended Mar. 31, 2008	Feb. 19, 2004 (Inception) Through Mar. 31, 2009
Cash Flows From Operating Activities:
Net loss	$(1,751,541)	$(1,667,408)	$(9,492,400)
Adjustments to reconcile comprehensive loss to net cash provided by (used for) operating activities:
Depreciation	3,273	3,699	35,491
Stock based compensation	32,040	363,254	1,039,790
Interest, amort. of discount on debentures	—	150,002	867,304
Loss on extinguishment of debentures	—	—	407,714
Beneficial conversion feature of debentures	—	1,275,018	224,982
Rent expense	2,177	—	10,430
Changes in current assets and liabilities:
Receivable from Telifonda	(48,834)	—	(265,523)
Prepaid expenses and other	39,645	(668)	(10,731)
Reclamation bond - MAN claims drilling	—	33,711	—
Accounts payable and accrued expenses	(54,742)	(314,056)	119,966
Accounts payable - related parties	(1,738)	(510,372)	684,582

Net cash provided by (used for) operating activities	(1,779,720)	(666,820)	(6,378,395)

Cash Flows From Investing Activities:
Purchase of mining claims – net	1,761,104	(45,000)	(1,877,680)
Purchase of fixed assets – net	29,950	(205)	(35,517)
Sale of subsidiary	2,228,938	—	2,228,938

Net cash provided by (used for) investing activities	4,019,992	(45,205)	315,741

(Continued On Following Page)

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued From Previous Page)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Feb. 19, 2004 (Inception) Through March 31, 2009
Cash Flows From Financing Activities:
Proceeds from sale of convertible debentures	—	1,500,000	1,500,000
Bridge loan from shareholder	(2,000,000)	—	—
Issue notes for property acquisitions	—	—	2,714,000
Proceeds from short term borrowing	—	—	250,000
Debt principal repayments	—	(256,172)	(532,271)
Repayment of convertible debentures	—	—	(1,500,000)
Proceeds from exercise of stock options	—	—	118,500
Issuance of common stock for cash	—	1,000,000	3,873,169

Net cash provided by (used for) financing activities	(2,000,000)	2,243,828	6,423,398

Effect of exchange rate changes on cash	(27)	(346)	(16,706)

Net Increase (Decrease) In Cash	240,245	1,531,457	344,038
Cash At The Beginning Of The Period	103,793	268,410	—

Cash At The End Of The Period	$344,038	$1,799,867	$344,038
Schedule Of Non-Cash Investing And Financing Activities
Acquisition of Minera Milenium, S.A. de C.V.	$—	$—	$(46)
Acquisition of Aurelio Resources, Inc.	—	—	450,000
Mineral properties	$—	$—	$4,240,470
Less note payable	—	—	(2,454,000)
Fixed assets	$—	$—	$120,459
Less long-term debt	—	—	(25,453)
Supplemental Disclosure
Cash paid for interest	$(9,712)	$(32,949)	$(309,628)
Cash paid for income taxes	—	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Aurelio Resource Corporation (the “Company” or “Aurelio”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position as of March 31, 2009 and the results of their operations and cash flows for the three months ended March 31, 2009 and 2008 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The interim results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period of 2009 or for the year ending December 31, 2009.

Going Concern

These financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions as noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

From inception, February 19, 2004 through March 31, 2009, the Company generated a deficit from operations during the exploration stage of $9,509,106.

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

As of March 31, 2009, the deferred tax asset related to the net operating loss carry forward was fully reserved by a valuation allowance due to the uncertainty of the Company generating future taxable income.

Recently Issued Accounting Standards

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (SFAS No. 141R) and FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements an amendment to ARB No. 51 (SFAS No. 160). SFAS No. 141R and No. 160 require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The adoption of SFAS No. 141R and SFAS No. 160 did not have a material impact on our consolidated financial statements.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. FSP 14-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 14-1 did not have a material impact on our consolidated financial statements.

2.	MANAGEMENT OF FINANCIAL RISK

The Company is subject to a concentration of credit risk with all of its cash at March 31, 2009 on deposit with JPMorgan Chase Bank, NA. The cash balance at quarter-end exceeded the FDIC insured limit of $250,000. Management considers that in view of the financial standing and nature of the operations of JPMorgan Chase Bank, NA the risk of loss is small.

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

4.	PROPERTY AND EQUIPMENT

	Cost	Accumulated Depreciation	Net Book Value
As at March 31, 2009
Lakewood - office furniture	$11,943	$3,981	$7,962
- office equipment(1)	21,192	9,737	11,455
- leasehold improvements	29,539	554	28,985
Mexico - vehicles and equipment	8,163	3,937	4,226
- furniture and equipment	2,343	1,008	1,335
Elfrida, AZ - vehicles and equipment(2)	—	—	—

Total:	$73,180	$19,217	$53,963
As at December 31, 2008
Lakewood - office furniture	$11,943	$3,555	$8,388
- office equipment	47,769	17,361	30,408
- leasehold improvements	29,539	369	29,170
Mexico - vehicles and equipment	8,553	3,587	4,966
- furniture and equipment	2,455	918	1,537
Elfrida, AZ - vehicles and equipment	20,200	5,280	14,920

Total:	$120,459	$31,070	$89,389

(1)	The reduction in Lakewood - office equipment cost, accumulated depreciation and net book value for the period ending March 31, 2009 reflect the sale of Bolsa Resources, Inc. on February 18, 2009 and the resulting transfer of ownership of certain assets.

(2)	The reduction in Elfrida, AZ – vehicles and equipment cost, accumulated depreciation and net book value for the period ending March 31, 2009 reflect the sale of Bolsa Resources, Inc. on February 18, 2009 and the resulting transfer of ownership of certain assets.

In addition to the above equipment, the Company had capitalized costs relating to mining claims and other property in the amount of $17,200 and $4,240,470 at March 31, 2009 and December 31, 2008, respectively. Refer also to Note 6 regarding current property payment obligations. The March 31, 2009 capitalized costs relating to mining claims and other property were greatly reduced as a result of the sale of Bolsa Resources, Inc. on February 18, 2009.

Depreciation expense was $3,273 for the three months ended March 31, 2009, was $3,699 for the comparable period in 2008, and was $35,491 from Inception through March 31, 2009.

5.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2009	Dec. 31, 2008
Bank debt(1)	$—	$8,166
Note payable – Courtland Claims(2)	—	950,000
Note payable – Rae Properties(3)	—	754,000
Note payable – View Sites(4)	—	750,000

Subtotal	—	2,462,166
Less: current portion	—	(798,166)

Long-term portion	$—	$1,664,000

(1)	The bank debt is payable to a bank, with the final payment due on or before September 20, 2009. The interest rate is 12.25% and the loan is cash collateralized. The bank debt was repaid in full on March 9, 2009.

(2)	The note payable - Courtland Claims (which form part of the Hill Copper-Zinc Project) of $950,000 is an interest-only note that is payable in full on or before September 15, 2010, bears interest at 6% and is secured by a deed of trust on the underlying properties. This loan was assumed by Telifonda (Cayman) Ltd. on February 18, 2009 following completion of its acquisition of Bolsa Resources, Inc.

(3)	The note payable - Rae Properties (which form part of the Hill Copper-Zinc Project) of $754,000 is payable in three remaining semi-annual installments of $260,000, commencing in April 2009, with the entire unpaid principal balance due April 17, 2010, bears interest at 7% and is secured by a deed of trust on the underlying properties. This loan was assumed by Telifonda (Cayman) Ltd. on February 18, 2009 following completion of its acquisition of Bolsa Resources, Inc.

(4)	The note payable - View Sites (which property is located to the southeast of the Hill Copper-Zinc Project) is payable in four semi-annual installments of $135,000, commencing April 2009 and a final payment of $210,000 on March 2011, bears interest at 8% and is secured by a deed of trust on the underlying properties. This loan was assumed by Telifonda (Cayman) Ltd. on February 18, 2009 following completion of its acquisition of Bolsa Resources, Inc.

6.	CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligations as of March 31, 2009
Bank debt(1)	$—	$—	$—	$—	$—
Bridge loan payable (1)	—	—	—	—	—
Note payable – Courtland Claims (1) (2)	—	—	—	—	—
Note payable - Rae Family (1) (3)	—	—	—	—	—
Note payable – View Sites LLC(1) (4)	—	—	—	—	—
Unpatented Claims – annual renewal fees(5)	—	—	—	—	—
Gavilanes option payments (6)	390,000	55,000	335,000	—	—
Gold Coin lease payments (7)	—	—	—	—	—
Graham lease payments (8)	—	—	—	—	—
Lease of Lakewood, Colorado office (9)	98,119	41,946	56,173	—	—
Lease of Elfrida, AZ field office (10)	—	—	—	—	—
Lease of Tucson, AZ storage space (11)	—	—	—	—	—
Lease of Culican, Mexico office space (12)	840	840	—	—	—

(1)	See Note 8 for a description of indebtedness.

(2)	The purchase of the 30 patented Courtland Claims (which form part of the Hill Copper-Zinc Project) from Hope Mining and Milling Company was closed on September 15, 2006 with the payment of the deposit of $250,000. In addition to the acquisition price, the seller is entitled to receive a Net Smelter Return (“NSR”) royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, Bolsa can purchase this royalty for $2 million. Effective February 18, 2009 Telifonda (Cayman) Ltd. assumed responsibility for this lease obligation as a result of its acquisition of Bolsa Resources, Inc.

(3)	The purchase price for the 13 patented claims and surface rights on the Rae Family property was $1,274,000 payable as follows: $10,000 primary earnest money payment and $40,000 for a secondary earnest money payment, with both payments made in 2007. Upon acceptance of a satisfactory survey on the property, Bolsa paid $210,000 plus adjusted closing costs in April 2008, with the property owners issuing a $1,014,000 promissory note that provides for four semi-annual payments of principal, each $260,000, together with semi-annual payments of interest (at 7%) on the unpaid balance of the promissory note, the first semi-annual payment due six months following date of closing and subsequent payments each six months. During October 2008, Bolsa made the first of the four semi-annual payments pursuant to the promissory note. Effective February 18, 2009 Telifonda (Cayman) Ltd. assumed responsibility for this financial obligation as a result of its acquisition of Bolsa Resources, Inc.

(4)	Bolsa entered into an agreement with View Sites LLC in March 2008 (subsequently amended in July 2008) to acquire 20 patented mining claims in the Turquoise Mining District for total consideration of $950,000 payable as follows: $200,000 payable at closing (payment of which occurred in October 2008). The property owners issued a $750,000 promissory note carrying an 8% interest rate on the unpaid balances that provides for five semi-annual payments of principal beginning on March 15, 2009, the first four of which are in the amount of $135,000 (plus accrued interest) and the final payment due on March 15, 2011 in the amount of $210,000 plus interest. There is no production royalty payable on the View Sites LLC properties. Effective February 18, 2009 Telifonda (Cayman) Ltd. assumed responsibility for this financial obligation as a result of its acquisition of Bolsa Resources, Inc.

(5)

For each of our 101 unpatented mining claims on the Hill Copper-Zinc Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, on or before August 31st. Effective February 18, 2009 Telifonda (Cayman) Ltd. assumed responsibility for this annual payment obligation as a result of its acquisition of Bolsa Resources, Inc.

(6)	In addition to the total of the option payments for the purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

As described in Note 12: Sale Of Assets To And Financing Agreement With A Shareholder, the Company has entered into (and shareholders have approved) the sale of a further 3% NSR royalty interest in the Gavilanes property to Telifonda (Cayman) Ltd. This transaction is anticipated to close on or before December 31, 2009 and only upon receipt of full payment for the royalty interest will Aurelio convey an executed royalty agreement to the purchaser.

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

The 2007 Agreement was amended in April 2008 to grant Bolsa a one-time option to acquire the three Arizona Mineral Exploration Permits for $45,000 prior to February 4, 2009.

Effective February 18, 2009 Telifonda (Cayman) Ltd. assumed responsibility for the Gold Coin lease / option agreement as a result of its acquisition of Bolsa Resources, Inc.

(8)	A purchase option agreement for 531 Courtland and Center Courtland Town Site Lots was made effective September 24, 2007 and the $25,000 earnest and option payment was paid in 2007, with a further $100,000 due on exercise of the option during the year following January 31, 2010. Effective February 18, 2009 Telifonda (Cayman) Ltd. assumed responsibility for this option agreement as a result of its acquisition of Bolsa Resources, Inc

(9)	Beginning in July 2008 the Company leased office space in Lakewood, Colorado. During the first 12 months of the lease, the Company is required to pay $3,628 per month, including utilities, with an option to pay a total of $8,708 ($726 per month) of the first year’s rent in stock. In July 2008, the Company issued a total of $8,708 worth of restricted common shares in partial payment of the 2008-2009 rent obligations. During the second and third years of the lease, the Company’s monthly rent (including utilities) will be $3,693 and $3,758 respectively, and the Company will have the option to pay the equivalent of $1,108 and $1,503 of the rent per month in restricted common shares during the second and third years of the lease.

(10)	Lease of a field office with housing in Elfrida, Arizona for $1,175 per month, not including utilities (rent reduced to $950/month beginning in June 2008), with a commitment for fifteen years to 2022, although Bolsa can acquire the property at any time for the amount of the mortgage debt on the property (equal to $104,106 at December 31, 2008). Effective February 18, 2009 Telifonda (Cayman) Ltd. assumed responsibility for this lease obligation as a result of its acquisition of Bolsa Resources, Inc.

(11)	Lease of storage space in Tucson, Arizona for $171 per month (on a month-to-month basis). Effective February 18, 2009 Telifonda (Cayman) Ltd. assumed responsibility for this lease obligation as a result of its acquisition of Bolsa Resources, Inc.

(12)	Lease of office space in Culiacan, Sinaloa, Mexico for P1,700 (approximately $120 per month based on prevailing exchange rates at March 31, 2009) with a commitment through October 2009.

In addition, should we produce precious or base metals on the Gavilanes property, we would have to pay a net smelter return royalty as described above.

Our total rent expense (including those Bolsa-related rent expenses from January 1 through February 18, 2009) for the three months ended March 31, 2009 was $11,482.

7.	STOCKHOLDERS’ EQUITY

Change in Authorized Capital – Establishment of Preferred Stock

On March 27, 2008, the Board of Directors of the Company signed a resolution approving the adoption of change to the Articles of Incorporation and subsequently called for the approval by a vote of the stockholders of the Company.

On February 13, 2009 Shareholders approved an amendment to the Company’s Articles of Incorporation to change the Company’s authorized capital from 487,500,000 shares of common stock with par value of $0.001 and no other class of stock to 400,000,000 shares of common stock, par value $0.001 and 87,500,000 shares of preferred stock, par value $0.01.

The amendment to the Articles of Incorporation was made to provide the Company with greater flexibility in conducting future financings.

The Company has no current plans, proposals or arrangements, written or otherwise, to issue any of the newly-authorized preferred stock for any purpose at this time.

Series A and Series B Warrants

In conjunction with a $1,500,000 convertible debenture financing entered into with private investors on February 26, 2008 (the debentures were repaid in full at their face value on October 1, 2008), we issued Series A and Series B common share purchase warrants. Specifically, we issued (i) 3,750,000 Series A common share purchase warrants which shall have an initial exercise date of August 26, 2008 and will be exercisable for five years with an exercise price of $0.35 per share of common stock and (ii) 4,999,997 Series B common share purchase warrants which were exercisable immediately upon issuance for 18 months with an exercise price of $0.35 per share of common stock. Subsequent to Closing, we paid a finder’s fee of $90,000 in cash and 3% of the value of the transaction, or $45,000, payable in each of Series A and Series B warrants.

Telifonda Warrants

In conjunction with a $1 million equity financing entered into with Telifonda Ltd. on February 15, 2008 we issued 1,666,667 common share purchase warrants which were exercisable immediately upon issuance for five years with an exercise price of $0.50 per share of common stock.

2007 Warrants

In conjunction with a $1,328,900 equity financing entered into with accredited investors on June 7, 2007 we issued 738,278 common share purchase warrants which were exercisable immediately upon issuance for two years with an exercise price of $1.60 per share of common stock.

Shares Issued During The Period Ending March 31, 2009

In January 2009, the Company compensated current and former directors for 2008 Board of Director fees, and, where applicable, Audit and Compensation Committee fees (pro-rated for number of months of service) through the issuance of common stock. Accordingly, a total of 4,222,223 common shares having an average market value of $0.03 per common share, or a total value of $126,666 were issued in payment for such services.

Non-cash compensation expenses totaling $90,000 due to certain officers and directors for the third and fourth quarters of 2008 have been included in accounts payable to as of December 31, 2008, with an additional $33,000 accrued during the period ending March 31, 2009. Subsequent to the end of the reporting period, all accrued non-cash compensation expenses were paid in full by the issuance of restricted common shares.

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

The following summarizes the activity of the Company’s stock options for the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at January 1, 2009	650,000	$0.75
Granted	0	0
Exercised	0	0
Forfeited or expired	(300,000)	0.80

Outstanding at March 31, 2009	350,000	$0.70	1.5	$—

Exercisable at March 31, 2009	350,000	$0.70	1.5	$—

All outstanding options were fully vested as of March 31, 2009. There was no intrinsic value of any option as all were out of the money as of March 31, 2009.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated as follows:

	Three Months Ended March 31,
	2009	2008
Expected life	1.5 yr	3 yr
Risk-free interest rates	1.15%	4.60%
Expected stock price volatility	75%	74%
Expected dividend yield	0%	—

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

9.	INCOME TAXES

The Company has net operating loss carry-forwards of approximately $5 million available for deduction against future years’ taxable income. This was fully reserved by a valuation allowance as of the quarter ended March 31, 2009, since the realization of the net operating loss carry-forwards is doubtful. It is reasonably possible that our estimate of the valuation allowance will change. The operating loss carry-forwards will expire between 2019 and 2023.

10.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008 and throughout the first quarter of 2009 Aurelio maintained consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provided services to our company. For the three months ended March 31, 2009, Aurelio paid or accrued consulting fees of $124,790 in lieu of salaries to company officers and directors. As of December 31, 2008, the Company owed its officers and directors a total of $218,481 for 2008 which includes consulting fees amounting to $90,000, Board of Director fees of $126,785 and un-reimbursed expenses of $1,696. Fees charged for consulting services were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Refer to Note 7.

In November 2007, the Company’s subsidiary, Bolsa Resources, Inc. entered into a lease and option agreement with a director and officer for a property in Elfrida, Arizona. Bolsa is using the house for a field office and for temporary field accommodation and pays a market rent ($950/month) for the property. Bolsa also has an option to acquire the property for the amount of the mortgage debt outstanding on the property (approximately $103,000 at March 31, 2009). Effective with the sale of Bolsa Resources, Inc. on February 18, 2009 this lease and option agreement is no longer considered a Related Party Transaction to the Company.

11.	SEGMENT INFORMATION

The Company operated in two reportable segments, these being the exploration for copper and zinc on its Hill Copper-Zinc Project in Arizona (the Arizona business segment was sold to Telifonda (Cayman) Ltd. on February 18, 2009) and the exploration for gold on its Gavilanes Property in Mexico.

Following is the segment information for the periods ending March 31st:

	Arizona	Mexico	Corporate	Total
As of and for the three months ended March 31, 2009:
Revenue	$—	$—	$—	$—
Depreciation expense	957	645	1,671	3,273
Mineral property expenditures	14,855	31,124	—	45,979
Operating loss	14,264	34,960	220,477	269,701
Other income	10,500	—	5,471	15,971
Interest expense	20,810	—	212	21,022
Net loss	24,594	60,117	1,666,830	1,751,541
Additions to fixed assets	—	—	—	—
Total assets	—	40,599	650,856	691,455
As of and for the three months ended March 31, 2008:
Revenue	—	—	—	—
Depreciation expense	750	646	2,303	3,699
Mineral property expenditures	100,872	22,340	—	123,212
Operating loss	114,878	29,085	69,894	213,857
Other income	1	—	4,417	4,418
Interest expense	14,277	—	1,443,692	1,457,969
Net loss	129,154	29,085	1,509,169	1,667,408
Additions to fixed assets	—	205	—	205
Total assets	1,478,503	18,771	1,775,430	3,272,704
As of and since Inception through March 31, 2009:
Revenue	—	—	—	—
Depreciation expense	6,237	6,271	22,983	35,491
Mineral property expenditures	1,876,042	192,975	110,124	2,179,141
Operating loss	2,233,900	292,787	3,767,200	6,293,887
Other income	10,695	—	93,388	104,083
Interest expense	223,251	—	1,194,842	1,418,093
Net loss	2,446,475	317,944	6,727,981	9,492,400
Additions to fixed assets	20,200	13,887	87,520	121,607
Total assets	—	40,599	650,856	691,455

12.	SALE OF ASSETS TO AND FINANCING ARRANGEMENT WITH A SHAREHOLDER

Amended Stock Purchase Agreement and Sale of Assets

On November 17, 2008, the Company entered into an Amended Stock Purchase Agreement (the “Amended Agreement”) with Telifonda (Cayman) Ltd. (“Telifonda”). Telifonda is a shareholder of the Company and has one representative on the Company’s current Board of Directors. On October 2, 2008, the Company had filed a current report on Form 8-K announcing that it had signed a letter of intent pursuant to which the Company had agreed to sell to Telifonda its wholly-owned subsidiary, Bolsa Resources, Inc., which owns the Hill Copper-Zinc Project, and also to sell Telifonda a 3% Net Smelter Returns royalty in the Company’s Gavilanes gold project. Finalization of these transactions was subject to the approval of the Company’s shareholders.

The total value of the transaction and the cash proceeds to ultimately be realized by the Company is $4 million.

The terms of the Amended Agreement became necessary in order for the Company to retain access to the cash being made available thereunder and reflected the rapidly-deteriorating global economic outlook in the fourth quarter of 2008, as well as the difficult debt and equity markets conditions affecting junior mining companies. The Company also believes that these amended terms also better reflect the fair values of the assets being sold to Telifonda.

Pursuant to the Amended Agreement and following shareholder approval, the Company sold all of the outstanding common stock of Bolsa Resources, Inc. to Telifonda in exchange for $2,500,000 cash. The Company retained a 3% Net Smelter Return Royalty (“NSR”) on all future precious and base metal production from the Hill Copper-Zinc Project (the “Bolsa NSR”).

All proceeds were accounted for using the cost recovery method and, accordingly, no gain was realized at the February 18, 2009 closing date. The Company was also entitled to recover certain Bolsa-related carrying costs it incurred during the period from August 15, 2008 to February 18, 2009.

The Amended Agreement requires Telifonda to complete a Bankable Feasibility Study within four years of Closing. Upon completion of the Bankable Feasibility Study, Telifonda would have a right to purchase the Bolsa NSR at fair market value on the terms set forth in the Amended Bolsa NSR Agreement.

Should Telifonda fail to complete the Bankable Feasibility Study or otherwise maintain the 5,000+ acre land position, the Company retains the exclusive right to re-acquire the Hill Copper-Zinc Project by reimbursing Telifonda for its $2,500,000 investment and any of its out-of-pocket expenditures.

The proposed transaction also requires Telifonda to fund Bolsa Resources, Inc. in the initial amount of $8 million to facilitate further development of the Hill Copper-Zinc Project.

In addition to purchasing all of the common stock of Bolsa, under the terms of the Amended Agreement, Telifonda has also agreed to purchase a 3% NSR interest in the Gavilanes gold project for $50,000 cash (the “Minera NSR”) prior to December 31, 2009 which is expected to result in a realized gain of the same amount. The Company will retain the right to repurchase the Gavilanes NSR at fair market value on the terms set forth in the Gavilanes NSR Agreement. The Minera NSR Agreement was approved by shareholders as part of the overall Amended Agreement.

As of March 31, 2009, this agreement had not been executed.

Bridge Loan Agreement

In connection with the Amended Agreement, on October 1, 2008 Telifonda advanced $2,000,000 to the Company (the “Bridge Loan”) that was repaid upon the closing of the transactions contemplated by the Amended Agreement by offsetting the principal outstanding under the Bridge Loan against the cash consideration due under the Amended Agreement. The Bridge Loan was non-interest bearing, and was secured by all of the assets of the Company, including all shares of common stock held by the Company in its two subsidiaries, as set forth in the related General Security Agreement.

Of the proceeds from the Bridge Loan, $1,500,000 was used on October 1, 2008 to retire all outstanding Convertible Debentures as of September 30, 2008. The remaining proceeds will be used for working capital purposes.

Loan to The Company

As part of the overall transaction contemplated by the Amended Agreement and approved by shareholders in February 2009, Telifonda agreed to loan $1.45 million to a newly-created subsidiary of the Company, AIEX Corporation (the “NewCo Loan”). The NewCo Loan Agreement will be an unsecured loan and will be non-recourse to Aurelio. Interest will accrue at LIBOR + 3% over the term of the loan.

The Company intends to use the proceeds of the NewCo Loan facility to fund further exploration of its assets, as well as for other property acquisitions and general working capital.

As of March 31, 2009 the NewCo Loan had not been funded.

Respite Agreement and Amendment of AIEX Loan Agreement

A Respite Agreement and Amendment of Loan Agreement was entered into on February 18, 2009 by and among Aurelio Resource Corporation (“Aurelio”), AIEX Corporation (“AIEX”), a Colorado corporation that is a wholly-owned subsidiary of Aurelio, and Telifonda (Cayman) Ltd. (“Telifonda”).

Aurelio and Telifonda previously entered into a Stock Purchase Agreement dated September 30, 2008, as amended on November 17, 2008 (the “Stock Purchase Agreement”), and, in connection with the Stock Purchase Agreement (as amended), Telifonda agreed to provide to Aurelio (or its subsidiary, AIEX) a loan in the principal amount of $1,450,000 (the “AIEX Loan Amount”), repayable in accordance with the terms of a Loan Agreement dated February 19, 2009 between Telifonda and AIEX, (the “AIEX Loan Agreement”), as that agreement is further described in Section 2(b)(ii) of the Stock Purchase Agreement, as amended.

Simultaneous with the closing under the Stock Purchase Agreement (as amended), Telifonda also agreed to purchase a Net Smelter Royalty from Minera Milenium S.A. de C.V, a Mexican corporation (“Minera”) a subsidiary of Aurelio (the “Minera NSR”) for a purchase price of $50,000 pursuant to a Net Smelter Return Royalty Agreement (as amended) between Minera and Aurelio (the “Minera NSR Royalty Agreement”).

Also simultaneous with the closing under the Stock Purchase Agreement (as amended), in accordance with Section 2(e) of the Stock Purchase Agreement (as amended), Telifonda agreed to reimburse certain expenditures made by Aurelio which the parties to the Respite Agreement agreed equals $265,523 (the “Reimbursement Amount”).

February 18, 2009 Respite Agreement and Note

In consideration of (i) a reduction in the interest rate under the AIEX Loan Agreement and (ii) an agreement by the parties hereto to delay the obligation of Aurelio to deliver the Minera NSR Agreement until full payment and satisfaction by Telifonda of its obligations under the Respite and Loan Agreement Amendment, Aurelio granted to Telifonda a respite of payment of the AIEX Loan Amount, the Minera Amount and the Reimbursement Amount in the aggregate amount of $1,765,522 (the “Respite Amount”) as evidenced by a note dated February 18, 2009 in the principal amount of $1,765,522 (the “Respite Note”).

The Reimbursement Amount plus all accrued and unpaid interest thereon shall be due and payable no later than May 31, 2009. The AIEX Loan Amount and the Minera Amount plus all accrued and unpaid interest thereon and the balance of any other unpaid amounts payable under the Respite Note, shall be due and payable no later than December 31, 2009.

Interest on the principal balance of the Respite Note shall be payable at the rate of (i) One Year LIBOR per annum, commencing on February 18, 2009, and increasing to Year LIBOR plus 9% per annum commencing on the occurrence of, and during the continuance of, any Default as described in Section 2 of the Respite Note.

The Respite Agreement also provided for an amendment of Section 1(c) of the AIEX Loan Agreement such that interest on the principal balance of the AIEX Loan Note was reduced by 200 basis points to One Year LIBOR plus 3% per annum.

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

Sale of Assets to and Financing Arrangement with a Shareholder

Amended Stock Purchase Agreement and Sale of Assets

On November 17, 2008, the Company entered into an Amended Stock Purchase Agreement (the “Amended Agreement”) with Telifonda (Cayman) Ltd. (“Telifonda”). Telifonda is a shareholder of the Company and has one representative on the Company’s current Board of Directors. On October 2, 2008, the Company had filed a current report on Form 8-K previously announcing that it had signed a letter of intent pursuant to which the Company had agreed to sell to Telifonda its wholly-owned subsidiary, Bolsa Resources, Inc., which owns the Hill Copper-Zinc Project, and also to sell Telifonda a 3% Net Smelter Returns royalty in the Company’s Gavilanes gold project. Finalization of these transactions was subject to the approval of the Company’s shareholders.

The total value of the transaction and the cash proceeds to ultimately be realized by the Company is $4 million.

The terms of the Amended Agreement became necessary in order for the Company to retain access to the cash being made available thereunder and reflected the rapidly-deteriorating global economic outlook in the fourth quarter of 2008, as well as the difficult debt and equity markets conditions affecting junior mining companies. The Company also believes that these amended terms also better reflect the fair values of the assets being sold to Telifonda.

Pursuant to the Amended Agreement and following shareholder approval, the Company sold all of the outstanding common stock of Bolsa Resources, Inc. to Telifonda in exchange for $2,500,000 cash. The Company retained a 3% Net Smelter Return Royalty (“NSR”) on all future precious and base metal production from the Hill Copper-Zinc Project (the “Bolsa NSR”). All proceeds were accounted for using the cost recovery method and, accordingly, no gain or loss was realized at the February 18, 2009 closing date. The Company was also entitled to recover certain Bolsa-related carrying costs it incurred during the period from August 15, 2008 to February 18, 2009.

The Amended Agreement requires Telifonda to complete a Bankable Feasibility Study within four years of Closing. Upon completion of the Bankable Feasibility Study, Telifonda would have a right to purchase the Bolsa NSR at fair market value on the terms set forth in the Amended Bolsa NSR Agreement.

Should Telifonda fail to complete the Bankable Feasibility Study or otherwise maintain the 5,000+ acre land position, the Company retains the exclusive right to re-acquire the Hill Copper-Zinc Project by reimbursing Telifonda for its $2,500,000 investment and any of its out-of-pocket expenditures.

The proposed transaction also requires Telifonda to fund Bolsa Resources, Inc. in the initial amount of $8 million to facilitate further development of the Hill Copper-Zinc Project.

In addition to purchasing all of the common stock of Bolsa, under the terms of the Amended Agreement, Telifonda has also agreed to purchase a 3% NSR interest in the Gavilanes gold project for $50,000 cash (the “Minera NSR”) prior to December 31, 2009 which is expected to result in a realized gain of the same amount. The Company will retain the right to repurchase the Gavilanes NSR at fair market value on the terms set forth in the Gavilanes NSR Agreement. The Minera NSR Agreement was approved by shareholders as part of the overall Amended Agreement.

Bridge Loan Agreement

In connection with the Amended Agreement, on October 1, 2008 Telifonda advanced $2,000,000 to the Company (the “Bridge Loan”) that was repaid upon the closing of the transactions contemplated by the Amended Agreement by offsetting the principal outstanding under the Bridge Loan against the cash consideration due under the Amended Agreement. The Bridge Loan was non-interest bearing, and was secured by all of the assets of the Company, including all shares of common stock held by the Company in its two subsidiaries, as set forth in the related General Security Agreement.

Of the proceeds from the Bridge Loan, $1,500,000 was used on October 1, 2008 to retire all outstanding Convertible Debentures as of September 30, 2008. The remaining proceeds will be used for working capital purposes.

Loan to The Company

As part of the overall transaction contemplated by the Amended Agreement and approved by shareholders in February 2009, Telifonda agreed to loan $1.45 million to a newly-created subsidiary of the Company, AIEX Corporation (the “NewCo Loan”). The NewCo Loan Agreement will be an unsecured loan and will be non-recourse to Aurelio. Interest will accrue at LIBOR + 3% over the term of the loan.

The Company intends to use the proceeds of the NewCo Loan facility to fund further exploration of its assets, as well as for other property acquisitions and general working capital.

As of March 31, 2009 the NewCo Loan had not been funded.

Respite Agreement and Amendment of AIEX Loan Agreement

A Respite Agreement and Amendment of Loan Agreement was entered into on February 18, 2009 by and among Aurelio Resource Corporation (“Aurelio”), AIEX Corporation (“AIEX”), a Colorado corporation that is a wholly-owned subsidiary of Aurelio, and Telifonda (Cayman) Ltd. (“Telifonda”).

Aurelio and Telifonda previously entered into a Stock Purchase Agreement dated September 30, 2008, as amended on November 17, 2008 (the “Stock Purchase Agreement”), and, in connection with the Stock Purchase Agreement (as amended), Telifonda agreed to provide to Aurelio (or its subsidiary, AIEX) a loan in the principal amount of $1,450,000 (the “AIEX Loan Amount”), repayable in accordance with the terms of a Loan Agreement dated February 19, 2009 between Telifonda and AIEX, (the “AIEX Loan Agreement”), as that agreement is further described in Section 2(b)(ii) of the Stock Purchase Agreement, as amended.

Simultaneous with the closing under the Stock Purchase Agreement (as amended), Telifonda also agreed to purchase a Net Smelter Royalty from Minera Milenium S.A. de C.V, a Mexican corporation (“Minera”) a subsidiary of Aurelio (the “Minera NSR”) for a purchase price of $50,000 pursuant to a Net Smelter Return Royalty Agreement (as amended) between Minera and Aurelio (the “Minera NSR Royalty Agreement”).

Also simultaneous with the closing under the Stock Purchase Agreement (as amended), in accordance with Section 2(e) of the Stock Purchase Agreement (as amended), Telifonda agreed to reimburse certain expenditures made by Aurelio which the parties to the Respite Agreement agreed equals $265,523 (the “Reimbursement Amount”).

February 18, 2009 Respite Agreement and Note

In consideration of (i) a reduction in the interest rate under the AIEX Loan Agreement and (ii) an agreement by the parties hereto to delay the obligation of Aurelio to deliver the Minera NSR Agreement until full payment and satisfaction by Telifonda of its obligations under the Respite and Loan Agreement Amendment, Aurelio granted to Telifonda a respite of payment of the AIEX Loan Amount, the Minera Amount and the Reimbursement Amount in the aggregate amount of $1,765,522 (the “Respite Amount”) as evidenced by a note dated February 18, 2009 in the principal amount of $1,765,522 (the “Respite Note”).

The Reimbursement Amount plus all accrued and unpaid interest thereon shall be due and payable no later than May 31, 2009. The AIEX Loan Amount and the Minera Amount plus all accrued and unpaid interest thereon and the balance of any other unpaid amounts payable under the Respite Note, shall be due and payable no later than December 31, 2009.

Interest on the principal balance of the Respite Note shall be payable at the rate of (i) One Year LIBOR per annum, commencing on February 18, 2009, and increasing to Year LIBOR plus 9% per annum commencing on the occurrence of, and during the continuance of, any Default as described in Section 2 of the Respite Note.

The Respite Agreement also provided for an amendment of Section 1(c) of the AIEX Loan Agreement such that interest on the principal balance of the AIEX Loan Note was reduced by 200 basis points to One Year LIBOR plus 3% per annum.

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

Our financial statements for the three months ended March 31, 2009 and 2008 have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions as noted below currently exist that raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We do not have any additional financing arranged beyond that described in Note 12 (re: Sale Of Assets And Financing Arrangement With A Shareholder), and we cannot provide any assurance that we will be able to raise additional funding from the sale of our common stock or debt and, accordingly, there is a possibility that we may not be able to continue normal operations. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan might not succeed. Even if we are successful in obtaining additional financing to fund the next phase of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of the work program. If we do not continue to obtain additional financing, we could be forced to sell or abandon some or all of our mineral claims and our plan of operations.

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

Gavilanes Property

In the first quarter of 2009, we made one option payment of $25,000 in order to keep the Gavilanes land purchase option in good standing. We may need to raise additional funds in order to make subsequent payments.

Our planned exploration program (subject to funding) during the next twelve months includes 7,000 feet of diamond drilling to test several exploration targets on the Gavilanes Property. Based on our review of all the pertinent data available on the property, we are pursuing our goal of identifying a bulk mineable, open pittable deposit at Gavilanes. The budget for this drill program is approximately $375,000 (not including land costs), and should take three to four months to complete. If this program shows the expected results, we will then undertake a larger program of up to 10,000 feet of diamond drilling on the property that is anticipated to cost approximately $500,000.

Results of Operations

Revenues

We have had no operating revenues since our inception on February 19, 2004, through March 31, 2009. During the next twelve-month period, we will not generate any revenues.

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

We anticipate spending approximately $750,000 in ongoing general and administrative expenses over the next twelve months. Such expenditures exclude the costs that might be incurred in raising additional funding. The general and administrative expenses for the year will consist primarily of professional fees for the our management, accounting and reporting expenses, audit and legal work relating to our regulatory filings, as well as transfer agent fees, promotion and investor relations activities, expenses related to the annual shareholder meeting, D & O insurance, and the costs of maintaining our executive office in Lakewood, Colorado and our field office in Culiacan, Mexico.

Mineral Property Costs

Costs incurred during each of the three month periods ended March 31, 2009 and 2008 pertain primarily to property maintenance payments and exploration activities that are described above. Costs vary from period to period based upon the timing of required payments and funds available to carryout planned exploration activities including drilling, assaying, geological and metallurgical evaluations.

Professional Fees

Professional fees pertain to contract labor costs related to field personnel conducting exploration and exploration planning activities. Variations from period to period pertain principally to available funding.

Interest Expense

Interest expense in 2008 pertains to the issuance of convertible debentures in February 2008 (which were subsequently redeemed / repaid in full as of October 1, 2008), including amortization of the discount attributed to recording these debentures at FMV as well as recognition of the beneficial conversion feature.

Liquidity and Capital Resources

At March 31, 2009, we had cash on hand of approximately $344,000.

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

Cash used in operating activities was $1,779,720 for the three months ended March 31, 2009 ($666,820 for the three months ended March 31, 2008), which reflects the costs of our operations for the period and, in 2009 and the reduction of outstanding accounts payable pertaining to elimination of land acquisition payments and mineral exploration / development work in Arizona resulting form the sale of Bolsa Resources, Inc. Cash used in investing activities in 2009 and 2008 related principally to purchase of additional lands within the Hill Copper-Zinc project and option payments in Mexico.

We have funded our business to date from sales of our common stock and convertible debentures. Gross cash proceeds from the sale of our common shares during the period from inception, on February 19, 2004, through March 31, 2009 totaled approximately $4 million (after adjustments when we acquired ARI), including $1 million in 2008. Gross proceeds from the sale of 10% Convertible Debentures approximated $1.5 million in February 2008. The Convertible Debentures were repaid in full at their face value of $1,500,000 on October 1, 2008 (refer to Note 12 - Sale of Assets to and Financing Arrangement with a Shareholder).

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

Contractual Obligations, Contingent Liabilities and Commitments

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligations as of March 31, 2009
Bank debt(1)	$—	$—	$—	$—	$—
Bridge loan payable (1)	—	—	—	—	—
Note payable - Courtland Claims (1) (2)	—	—	—	—	—
Note payable - Rae Family (1) (3)	—	—	—	—	—
Note payable - View Sites LLC(1) (4)	—	—	—	—	—
Unpatented claims - annual renewal fees(5)	—	—	—	—	—
Gavilanes option payments (6)	390,000	55,000	335,000	—	—
Gold Coin lease payments (7)	—	—	—	—	—
Graham lease payments (8)	—	—	—	—	—
Lease of Lakewood, Colorado office (9)	98,119	41,946	56,173	—	—
Lease of Elfrida, Arizona field office (10)	—	—	—	—	—
Lease of Tucson, Arizona storage space (11)	—	—	—	—	—
Lease of Culican, Mexico office space (12)	840	840	—	—	—

(1)	See Note 8 for a description of indebtedness.

(2)

The purchase of the 30 patented Courtland Claims (which form part of the Hill Copper-Zinc Project) from Hope Mining and Milling Company was closed on September 15, 2006 with the payment of the deposit of $250,000. In addition to the acquisition price, the seller is entitled to receive a Net Smelter Return (“NSR”) royalty, up to a cumulative total of $3 million, of 3% for precious metals, and 1.5% for base metals produced from the property. At any time prior to the commencement of commercial production, Bolsa can purchase this royalty for $2 million. Effective February 18, 2009 Telifonda (Cayman) Ltd. assumed responsibility for this lease obligation as a result of its acquisition of Bolsa Resources, Inc.

(3)	The purchase price for the 13 patented claims and surface rights on the Rae Family property was $1,274,000 payable as follows: $10,000 primary earnest money payment and $40,000 for a secondary earnest money payment, with both payments made in 2007. Upon acceptance of a satisfactory survey on the property, Bolsa paid $210,000 plus adjusted closing costs in April 2008, with the property owners issuing a $1,014,000 promissory note that provides for four semi-annual payments of principal, each $260,000, together with semi-annual payments of interest (at 7%) on the unpaid balance of the promissory note, the first semi-annual payment due six months following date of closing and subsequent payments each six months. During October 2008, Bolsa made the first of the four semi-annual payments pursuant to the promissory note. Effective February 18, 2009 Telifonda (Cayman) Ltd. assumed responsibility for this financial obligation as a result of its acquisition of Bolsa Resources, Inc.

(4)	Bolsa entered into an agreement with View Sites LLC in March 2008 (subsequently amended in July 2008) to acquire 20 patented mining claims in the Turquoise Mining District for total consideration of $950,000 payable as follows: $200,000 payable at closing (payment of which occurred in October 2008). The property owners issued a $750,000 promissory note carrying an 8% interest rate on the unpaid balances that provides for five semi-annual payments of principal beginning on March 15, 2009, the first four of which are in the amount of $135,000 (plus accrued interest) and the final payment due on March 15, 2011 in the amount of $210,000 plus interest. There is no production royalty payable on the View Sites LLC properties. Effective February 18, 2009 Telifonda (Cayman) Ltd. assumed responsibility for this financial obligation as a result of its acquisition of Bolsa Resources, Inc.

(5)

For each of our 101 unpatented mining claims on the Hill Copper-Zinc Project there is an annual renewal fee of $125 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, on or before August 31st. Effective February 18, 2009 Telifonda (Cayman) Ltd. assumed responsibility for this annual payment obligation as a result of its acquisition of Bolsa Resources, Inc.

(6)	In addition to the total of the option payments for the purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

As described in Note 12: Sale Of Assets To And Financing Agreement With A Shareholder, the Company has entered into (and shareholders have approved) the sale of a further 3% NSR royalty interest in the Gavilanes property to Telifonda (Cayman) Ltd. This transaction is anticipated to close on or before December 31, 2009 and only upon receipt of full payment for the royalty interest will Aurelio convey an executed royalty agreement to the purchaser.

(7)	A lease with option to purchase agreement for 65 unpatented claims and three Arizona Mineral Exploration Permits was entered into on April 15, 2007. The terms of the agreement were a $20,000 payment upon execution of the agreement, plus $55,000 on April 15, 2008, a $75,000 payment on April 15, 2009, and $150,000 annually thereafter, until payment (totaling $1,500,000) is complete, which is to be on or before April 15, 2018. The property owners retained a 1% NSR on base metals and 2.5% NSR on precious metals production from the Gold Coin #1-65 claims.

Pursuant to the 2007 Agreement, Bolsa exercised its option to acquire the Gold Coin #55 unpatented mining claim in April 2008 by paying $25,000.

The 2007 Agreement was amended in April 2008 to grant Bolsa a one-time option to acquire the three Arizona Mineral Exploration Permits for $45,000 prior to February 4, 2009.

Effective February 18, 2009 Telifonda (Cayman) Ltd. assumed responsibility for the Gold Coin lease / option agreement as a result of its acquisition of Bolsa Resources, Inc.

(8)	A purchase option agreement for 531 Courtland and Center Courtland Town Site Lots was made effective September 24, 2007 and the $25,000 earnest and option payment was paid in 2007, with a further $100,000 due on exercise of the option during the year following January 31, 2010. Effective February 18, 2009 Telifonda (Cayman) Ltd. assumed responsibility for this option agreement as a result of its acquisition of Bolsa Resources, Inc.

(9)	Beginning in July 2008 the Company leased office space in Lakewood, Colorado. During the first 12 months of the lease, the Company is required to pay $3,628 per month, including utilities, with an option to pay a total of $8,708 ($726 per month) of the first year’s rent in stock; in July 2008, the Company issued a total of $8,708 worth of restricted common shares in partial payment of the 2008-2009 rent obligations. During the second and third years of the lease, the Company’s monthly rent (including utilities) will be $3,693 and $3,758 respectively, and the Company will have the option to pay the equivalent of $1,108 and $1,503 of the rent per month in restricted common shares during the second and third years of the lease.

(10)	Lease of a field office with housing in Elfrida, Arizona for $1,175 per month, not including utilities (rent reduced to $950/month beginning in June 2008), with a commitment for fifteen years to 2022, although Bolsa can acquire the property at any time for the amount of the mortgage debt on the property (equal to $104,106 at December 31, 2008). Effective February 18, 2009 Telifonda (Cayman) Ltd. assumed responsibility for this lease obligation as a result of its acquisition of Bolsa Resources, Inc.

(11)	Lease of storage space in Tucson, Arizona for $171 per month (on a month-to-month basis). Effective February 18, 2009 Telifonda (Cayman) Ltd. assumed responsibility for this lease obligation as a result of its acquisition of Bolsa Resources, Inc.

(12)	Lease of office space in Culiacan, Sinaloa, Mexico for P1,700 (approximately $120 per month based on prevailing exchange rates at March 31, 2009) with a commitment through October 2009.

In addition, should we produce precious or base metals on the Gavilanes property, we would have to pay a net smelter return royalty as described above.

Our total rent expense (including those Bolsa-related rent expenses from January 1 through February 18, 2009) for the three months ended March 31, 2009 was $11,482.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

During the year ended December 31, 2008 and throughout the first quarter of 2009 Aurelio maintained consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provided services to our company. For the three months ended March 31, 2009, Aurelio paid or accrued consulting fees of $124,790 in lieu of salaries to company officers and directors. Additional consulting and Board of Director fees of $557,839 were accrued as of December 31, 2008. Fees charged for consulting services were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Refer to Note 7.

In November 2007, the Company’s subsidiary, Bolsa Resources, Inc. entered into a lease and option agreement with a director and officer for a property in Elfrida, Arizona. Bolsa is using the house for a field office and for temporary field accommodation and pays a market rent ($950/month) for the property. Bolsa also has an option to acquire the property for the amount of the mortgage debt outstanding on the property (approximately $103,000 at March 31, 2009). Effective with the sale of Bolsa Resources, Inc. on February 18, 2009 this lease and option agreement is no longer considered a Related Party Transaction to the Company.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. The most significant policy we have implemented is to capitalize the cost of acquiring patented mining claims and surface rights to properties. Our significant accounting policies are disclosed in Note 3 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

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

Changes In Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual General Meeting of Stockholders was held on February 13, 2009 where four matters were voted upon with the following results:

1.	Ratification, adoption and approval of the Telifonda Sales Transaction pursuant to the terms of the Stock Purchase Agreement dated as of September 30, 2008 and as amended on November 17, 2008 by and between the Company and Telifonda (Cayman) Ltd.

For:	24,349,614
Against:	105,223
Abstain:	57,570

Ratification, adoption and approval of the Telifonda Sales Transaction required the affirmative vote of a majority of the issued and outstanding shares of the Company (a minimum of 22,319,457 affirmative votes).

2.	The following directors were elected to serve until the date of the 2009 Annual Meeting:

Number of Common Shares Voted For
Stephen B. Doppler	36,689,108
Stephan B. Roes	36,682,687
Fred W. Warnaars	36,701,718

3.	The resolution to ratify the appointment of Haynie & Company - Certified Public Accountants as independent auditor.

For:	36,904,299
Against:	553,527
Abstain:	111,177

4.	The resolution to amend the Articles of Incorporation to change the authorized capital stock of the Company from 487,500,000 common shares @ $0.001 par value to 400,000,000 common shares ($0.001 par value) and 87,500,000 preferred shares at $0.01 par value.

For:	24,025,099
Against:	412,854
Abstain:	74,464

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of the Chairman and Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the acting CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of acting CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 19, 2009	AURELIO RESOURCE CORPORATION
A Colorado Corporation

/s/ Stephen B. Doppler
Stephen B. Doppler
Chief Executive Officer

Date: May 19, 2009	/s/ Frederik W. Warnaars
Frederik W. Warnaars
Interim Chief Financial Officer, Chairman, and Secretary