Form 10-Q
period 2009-06-30
AURELIO RESOURCE CORP
filed 2009-08-14
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended June 30, 2009.

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

As of August 14, 2009 the registrant had 97,239,127 common shares outstanding.

AURELIO RESOURCE CORPORATION.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	Dec. 31, 2008
	(unaudited)
ASSETS
Current assets
Cash	$353,267	$103,793
Receivable from Telifonda	257,349	216,689
Prepaid expenses and other	52,749	50,376

Total current assets	663,365	370,858

Mining claims	3,818,767	4,240,470
Equipment, net	53,203	89,389

	3,871,970	4,329,859

Total Assets	$4,535,335	$4,700,717

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$70,104	$170,872
Accounts payable-related parties	—	218,481
Short term note payable	—	2,000,000
Current portion of long-term debt	—	798,166

Total current liabilities	70,104	3,187,519

Long-term debt	—	1,664,000

Total Liabilities	70,104	4,851,519

Stockholders’ Equity
Common stock, $0.001 par value; 400,000,000 shares authorized; 97,049,195 issued and outstanding	97,049	40,417
Preferred stock, $0.01 par value; 87,500,000 shares authorized; 0 issued and outstanding	—	—
Warrants	98,333	321,813
Additional paid in capital	11,854,028	7,244,506
Deficit accumulated during the exploration stage	(7,572,149)	(7,740,859)
Cumulative effect of currency translation	(12,030)	(16,679)

Total Stockholders’ Equity	4,465,231	(150,802)

Total Liabilities and Stockholders’ Equity	$4,535,335	$4,700,717

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Feb. 19, 2004 (Inception) Through June 30, 2009
Revenue	$—	$—	$—	$—	$—

Expenses:
Depreciation	2,317	4,023	5,590	7,722	37,808
General and administrative	60,250	247,670	144,138	202,351	2,419,253
Mineral property expenditures	16,140	125,002	62,119	248,214	2,195,281
Professional fees	92,550	205,728	229,111	337,993	1,812,802

	171,257	582,423	440,958	796,280	6,465,144

Loss from operations	(171,257)	(582,423)	(440,958)	(796,280)	(6,465,144)
Other income (expense)
Other income	12,545	—	28,516	—	88,164
Interest income	25,201	4,107	25,221	8,525	53,685
Other expense	(76)	—	(96)	—	(96)
Loss on debentures	—	—	—	—	(407,714)
Loss on sale of assets	—	—	(1,476,789)	—	(1,476,789)
Interest expense	(175,100)	(449,328)	(196,122)	(857,261)	(1,593,193)
Income (loss) before provision for income tax	(175,100)	(1,027,644)	(2,071,785)	(1,645,016)	(9,812,644)

Provision for income tax	—	—	—	—	—
Net income (loss)	(308,687)	(1,027,644)	(2,060,228)	(1,645,016)	(9,801,087)
Other comprehensive income (loss) - net of tax
Foreign currency translation gains (losses)	4,676	598	4,649	252	(12,030)

Comprehensive income (loss)	(304,011)	(1,027,046)	(2,060,228)	(1,644,764)	(9,801,087)

Net income (loss) per share
(Basic and fully diluted)	(0.01)	(0.03)	(0.04)	(0.04)

Weighted average number of common shares outstanding	55,105,899	40,132,922	49,761,357	38,989,659

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Cumulative Effect of Currency Translation	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Warrants
Balance, February 19, 2004 (date of inception)	—	$—	$—	$—	$—	$—	$—
Common stock issued for cash at $0.002 per share, March 2004	13,000,000	13,000	—	7,000	—	—	20,000
Common stock issued for cash at $0.004 per share, April 2004	18,200,000	18,200	—	51,800	—	—	70,000
Common stock issued for cash at $0.03 per share, May 2004	201,500	202	—	5,998	—	—	6,200
Net loss	—	—	—	—	(14,607)	—	(14,607)

Balance, May 31, 2004	31,401,500	31,402	—	64,798	(14,607)	—	81,593
Net loss	—	—	—	—	(60,698)	—	(60,698)

Balance, May 31, 2005	31,401,500	31,402	—	64,798	(75,305)	—	20,895
Net loss	—	—	—	—	(36,750)	—	(36,750)

Balance, May 31, 2006	31,401,500	31,402	—	64,798	(112,055)	—	(15,855)
Common stock returned for cancellation	(12,965,000)	(12,965)	—	12,965	—	—	—
Common stock issued for acquisition of Subsidiaries	10,000,000	10,000	—	440,000	—	—	450,000
Common stock issued for cash at $0.40 per share, September 2006	4,000,000	4,000	—	1,596,000	—	—	1,600,000
Common stock options issued	—	—	—	168,000	—	—	168,000
Net loss	—	—	—	—	(957,221)	(1,580)	(958,801)

Balance, December 31, 2006	32,436,500	32,437	—	2,281,763	(1,069,276)	(1,580)	1,243,344

(Continued On Following Page)

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued From Previous Page)

	Common Stock		Warrant	Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Cumulative Effect of Currency Translation	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2006, from prior page	32,436,500	32,437	—	2,281,763	(1,069,276)	(1,580)	1,243,344
Issuance of stock options	—	—	—	405,500	—	—	405,500
Issued for cash	1,476,555	1,477	—	1,327,423	—	—	1,328,900
Issued for services	584,100	584	—	462,671	—	—	463,255
Exercise of stock options	150,000	150	—	118,350	—	—	118,500
Net loss	—	—	—	—	(3,379,987)	(1,675)	(3,381,662)

Balance, December 31, 2007	34,647,155	34,648	—	4,595,707	(4,449,263)	(3,255)	177,837
Issued for cash	3,333,334	3,333	321,813	674,854	—	—	1,000,000
Issuance of stock options	—	—	—	28,101	—	—	28,101
Issued for services at $0.36 per share	1,899,300	1,899		682,089			683,988
Issued for services at $0.28 per share	267,855	268	—	74,732	—	—	75,000
Forfeiture of stock options	—	—	—	(348,500)	—	—	(348,500)
Discount on issuance of debentures	—	—	—	1,275,018	—	—	1,275,018
Beneficial conversion feature of debentures	—	—	—	224,982	—	—	224,982
Issued in exchange for office rent	58,053	58	—	8,195	—	—	8,253
Issued in exchange for leasehold improvements	210,993	211	—	29,328	—	—	29,539
Net loss	—	—	—	—	(3,291,596)	(13,424)	(3,305,020)

Balance, December 31, 2008	40,416,690	40,417	321,813	7,244,506	(7,740,859)	(16,679)	(150,802)
Issued for services at $0.03 per share	4,222,223	4,222	—	122,445	—	—	126,667
Sale of subsidiary	—	—	—	—	2,228,938	—	2,228,938
Net loss	—	—	—	—	(1,751,541)	(27)	(1,751,568)

Balance, March 31, 2009 (unaudited)	44,638,913	$44,639	$321,813	$7,366,951	$(7,263,462)	$(16,706)	$453,235

Issued for services at $0.0842 per share	380,418	380	—	31,660	—	—	32,040
Issued for services at $0.057 per share	789,474	790	—	42,211	—	—	45,000
Issued for services at $0.029 per share	1,551,723	1,552	—	43,448	—	—	45,000
Issued for services at $0.10 per share	522,000	522	—	51,678	—	—	52,200
Issued for exploration properties at $0.08 per share	47,500,000	47,500	—	3,752,500	—	—	3,800,000
Issued for cash	1,666,667	1,667	—	165,000	—	—	166,667
Revaluation of warrants	—	—	(223,480)	398,580	—	—	175,100
Net loss	—	—	—	—	(308,687)	4,676	(304,011)
Balance, June 30, 2009 (unaudited)	97,049,195	$97,050	98,333	11,854,028	(7,572,149)	(12,030)	4,465,231

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Feb. 19, 2004 (Inception) Through June 30, 2009
Cash Flows From Operating Activities:
Net loss	(308,687)	(1,027,644)	(2,060,228)	(1,645,016)	(9,801,087)
Adjustments to reconcile comprehensive loss to net cash provided by (used for) operating activities:
Depreciation	2,317	4,023	5,590	7,722	37,808
Stock-based compensation	174,240	75,000	206,280	438,254	1,214,030
Interest, amortization of discount on debentures	—	393,756	—	543,757	867,304
Loss on extinguishment of debentures	—	—	—	—	407,714
Beneficial conversion feature of debentures	—	—	—	224,982	224,982
Rent expense	—	—	2,177	—	10,430
Stock in exchange for mining claim	3,800,000	—	3,800,000	—	3,800,000
Value adjustment of warrants	175,100	—	175,100	—	175,100

Changes in current assets and liabilities
Receivable from Telifonda	8,174	—	(40,660)	—	(257,349)
Prepaid expenses, advances and security deposits	(42,018)	(54,784)	(2,373)	(55,452)	(52,749)
Reclamation bond - MAN claims	—	—	—	33,171	—
Accounts payable and accrued expenses	(46,026)	6,907	(100,768)	(307,149)	73,940
Accounts payable - related parties	(122,090)	(27,254)	(123,828)	(537,626)	562,492

Net Cash provided by / (used for) operating activities	3,641,010	(629,996)	1,861,290	(1,296,817)	(2,737,385)

Cash Flows From Investing Activities
Purchase of mining claims - net	(3,801,567)	(276,643)	(2,040,463)	(321,643)	(5,679,247)
Purchase of fixed assets - net	(1,557)	(6,514)	28,393	(6,718)	(37,074)
Sale of subsidiary	—	—	2,228,938	—	2,228,938

Net cash provided by / (used for) investing activities	(3,803,124)	(283,157)	216,868	(328,361)	(3,487,383)

(Continued On Following Page)

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued From Previous Page)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Feb. 19, 2004 (Inception) Through June 30, 2009
Cash Flows From Financing Activities:
Proceeds from sale of convertible debentures	$—	$—	$—	$1,500,000	$1,500,000
Bridge loan from shareholder	—	—	(2,000,000)	—	—
Issue notes for property acquisition	—	—	—	—	2,714,000
Debt principal repayment	—	(2,404)	—	(258,576)	(532,271)
Proceeds from short-term borrowings	—	—	—	—	250,000
Repayment of convertible debentures	—	—	—	—	(1,500,000)
Proceeds form exercise of stock options	—	—	—	—	118,500
Issuance of common stock for cash	166,667	—	166,667	1,000,000	4,039,836

Net cash provided by / (used for) financing activities	166,667	(2,404)	(1,833,333)	2,241,424	6,590,065

Effect of exchange rate changes on cash	4,676	598	4,649	252	(12,030)

Net increase / (decrease) in cash	9,229	(914,959)	249,474	616,498	353,267

Cash at the beginning of the period	344,038	1,799,867	103,793	268,410	—

Cash at the end of the period	$353,267	$884,908	$353,267	$884,908	$353,267

Schedule Of Non-Cash Investing And Financing Activities
Acquisition of Minera Milenium, S.A. de C.V.	$—	$—	$—	$—	$(46)
Acquisition of Aurelio Resources, Inc.	—	—	—	—	450,000
Mineral properties	3,801,567	1,290,643	2,040,463	1,335,643	8,042,037
Less note payable	—	(1,014,000)	—	(1,014,000)	(2,454,000)
Fixed asset purchases	1,557	6,545	—	7,053	122,016
Less long-term debt	—	—	—	—	(25,453)
Supplemental Disclosure
Cash paid for interest	$21,022	$37,500	$21,022	$(14,293)	$(87,072)
Cash paid for income taxes	—	—	—	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Aurelio Resource Corporation (the “Company” or “Aurelio”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position as of March 31, 2009 and the results of their operations and cash flows for the three and six months ended March 31 and June 30, 2009 and 2008 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The interim results of operations for the three and six months ended March 31 and June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period of 2009 or for the year ending December 31, 2009.

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

From inception, February 19, 2004 through June 30, 2009, the Company generated a deficit from operations during the exploration stage of $9,812,644.

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

As of June 30, 2009, the deferred tax asset related to the net operating loss carry forward was fully reserved by a valuation allowance due to the uncertainty of the Company generating future taxable income.

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

2. MANAGEMENT OF FINANCIAL RISK

The Company is subject to a concentration of credit risk with all of its cash at June 30, 2009 on deposit with JPMorgan Chase Bank, NA. The cash balance at quarter-end exceeded the FDIC insured limit of $250,000. Management considers that in view of the financial standing and nature of the operations of JPMorgan Chase Bank, NA the risk of loss is small.

3. FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, notes payable, debentures payable and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. In each case, the fair value of these financial instruments approximate their carrying values, unless otherwise noted

4. PROPERTY AND EQUIPMENT

		Cost	Accumulated Depreciation	Net Book Value
As at June 30, 2009
Lakewood	- office furniture	$11,943	$4,408	$7,535
	- office equipment(1)	22,244	10,797	11,447
	- leasehold improvements	29,539	738	28,801
Mexico	- vehicles and equipment	8,908	4,811	4,097
	- furniture and equipment	2,557	1,234	1,323
Elfrida, AZ	- vehicles and equipment(2)	—	—	—

Total:		$75,191	$21,988	$53,203

As at December 31, 2008
Lakewood	- office furniture	$11,943	$3,555	$8,388
	- office equipment	47,769	17,361	30,408
	- leasehold improvements	29,539	369	29,170
Mexico	- vehicles and equipment	8,553	3,587	4,966
	- furniture and equipment	2,455	918	1,537
Elfrida, AZ	- vehicles and equipment	20,200	5,280	14,920

Total:		$120,459	$31,070	$89,389

(1)	The reduction in Lakewood - office equipment cost, accumulated depreciation and net book value for the period ending June 30, 2009 reflect the sale of Bolsa Resources, Inc. on February 18, 2009 and the resulting transfer of ownership of certain assets.
(2)	The reduction in Elfrida, AZ - vehicles and equipment cost, accumulated depreciation and net book value for the period ending June 30, 2009 reflect the sale of Bolsa Resources, Inc. on February 18, 2009 and the resulting transfer of ownership of certain assets.

In addition to the above equipment, the Company had capitalized costs relating to mining claims and other property in the amount of $3,818,767 and $4,240,470 at June 30, 2009 and December 31, 2008, respectively. Refer also to Note 6 regarding current property payment obligations. The June 30, 2009 capitalized costs relating to mining claims and other property were greatly reduced as a result of the sale of Bolsa Resources, Inc. on February 18, 2009.

Depreciation expense was $2,317 and $5,590 for the three and six months ended June 30, 2009, was $4,023 and $7,722 for the comparable periods in 2008, and was $37,808 from Inception through June 30, 2009.

5. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2009	December 31, 2008
Bank debt(1)	$—	$8,166
Note payable – Courtland Claims(2)	—	950,000
Note payable – Rae Properties(3)	—	754,000
Note payable – View Sites(4)	—	750,000

Subtotal	—	2,462,166
Less: current portion	—	(798,166)

Long-term portion	$—	$1,664,000

(1)	The bank debt is payable to a bank, with the final payment due on or before September 20, 2009. The interest rate is 12.25% and the loan is cash collateralized. The bank debt was repaid in full on March 9, 2009.

(2)	The note payable - Courtland Claims (which form part of the Hill Copper-Zinc Project) of $950,000 is an interest-only note that is payable in full on or before September 15, 2010, bears interest at 6% and is secured by a deed of trust on the underlying properties. This loan was assumed by Telifonda (Cayman) Ltd. on February 18, 2009 following completion of its acquisition of Bolsa Resources, Inc.
(3)	The note payable - Rae Properties (which form part of the Hill Copper-Zinc Project) of $754,000 is payable in three remaining semi-annual installments of $260,000, commencing in April 2009, with the entire unpaid principal balance due April 17, 2010, bears interest at 7% and is secured by a deed of trust on the underlying properties. This loan was assumed by Telifonda (Cayman) Ltd. on February 18, 2009 following completion of its acquisition of Bolsa Resources, Inc.
(4)	The note payable - View Sites (which property is located to the southeast of the Hill Copper-Zinc Project) is payable in four semi-annual installments of $135,000, commencing April 2009 and a final payment of $210,000 on March 2011, bears interest at 8% and is secured by a deed of trust on the underlying properties. This loan was assumed by Telifonda (Cayman) Ltd. on February 18, 2009 following completion of its acquisition of Bolsa Resources, Inc.

6. CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligations as of June 30, 2009
Unpatented BLM mining claims - annual renewal fees(1)	$1,237,600	$247,520	$495,040	$495,040	$—
Gavilanes option payments (2)	390,000	55,000	335,000	—	—

Crescent Valley North (CVN) Lease (3)	225,000	35,000	85,000	105,000	—
Horse Canyon (HC) Lease (4)	175,000	25,000	65,000	85,000	—
Indian Creek (IC) Lease (5)	175,000	25,000	65,000	85,000	—
Iron Butte Lease (6)	350,000	50,000	130,000	170,000	—
North Sleeper Lease (7)	—	—	—	—	—
Robinson Creek (RC) Lease (8)	175,000	25,000	65,000	85,000	—
Safford Canyon Lease (9)	87,500	17,500	35,000	35,000	—

Sands Spring Lease (10)	220,000	30,000	90,000	100,000	—
Veta Grande Lease (11)	200,000	25,000	75,000	100,000	—
Lease of Lakewood, Colorado office (12)	89,412	44,316	45,096	—	—
Lease of Culican, Mexico office space (13)	516	516	—	—	—

(1)

Effective June 15, 2009 the Company completed the acquisition of a total of 1,820 unpatented mining claims located in Nevada from C3 Resources, Inc. (“C3”), including 934 claims comprising the Cortez-Carlin Corridor project, which were staked by C3 in 2008 and are not subject to any underlying lease or royalty agreements. For each of the unpatented mining claims, there is an annual renewal fee of $140 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, on or before August 31st (although certain of the Nevada projects require payments prior to August 31st pursuant to the terms of the underlying leases as detailed in Notes (3) thru (11) below. The values in this entry have been adjusted to reflect the 52 claims at North Sleeper that are subject to a joint venture agreement (see note (7) below) and for which a third party has made the required claim payments.

On June 30, 2009 the Company paid renewal fees of $125/claim for 44 unpatented mining claims at Crescent Valley North, 44 claims at Safford Canyon, 11 claims at Indian Creek (IC) and 11 claims at Robinson Creek (RC). The remaining balance of $15/claim for each of these 110 claims were paid subsequent to the end of the reporting period.

(2)	In addition to the total of the option payments for the purchase price of the three mining claims (covering approximately 1,000 hectares) making up the Gavilanes property, the property is subject to a 3% net smelter return royalty in favor of Mr. Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico.

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

(3)

The 172 unpatented lode mining claims comprising the Crescent Valley North (CVN) project that are situated in Sections 4 and 5, Township 30 North, Range 51 East, and Sections 28, 29, 31, 32 and 33, Township 31 North, Range 51 East, in Eureka County, Nevada and are subject to the terms and conditions of an underlying lease agreement dated August 25, 2008 between David Mathewson, as owner (as assigned from KM Exploration, Ltd. by assignment of mining leases dated February 4, 2009), and C3 Resources, Inc., as tenant (as assigned from SY Resources Acquisition, Inc. by assignment of mining leases dated September 19, 2008).

All of C3’s rights and interests in the Lease were assigned to the Company on June 15, 2009.

The Crescent Valley North Lease contains the following material terms and conditions:

(i)	a term of twenty-five years and so long thereafter as minerals are mined, produced, explored or sold from the CVN Claims;

(ii)	the lessee is required to make annual rental payments on each anniversary of the Lease starting at $30,000 upon signing (paid) and increasing to $60,000 on the sixth anniversary and annually thereafter, provided however that every five years the payments shall be increased in proportion to any increase in the CPI(U) over the prior five-year period;

(iii)	the CVN claims are subject to a 4% NSR production royalty payable to David Mathewson, provided that the lessee has the sole and exclusive option to buy down the royalty from 4% to 2% by paying Mathewson a lump sum payment per royalty point of between $2 and $8 million depending upon the average price of gold for the thirty days preceding the exercise of the option as more particularly set out in the Lease; and,

(iv)

prior to June 30th, the lessee is required to pay all claim maintenance fees and file all required filings with the United States Bureau of Land Management and the county in which the CVN claims are located to maintain the claims in good standing.

(4)

The 189 unpatented lode mining claims comprising the Horse Creek project that are situated in Sections 13, 22, 23, 24, 25, 26, 27, 35 and 36, Township 27 North, Range 49 East; Sections 19, 30 and 31, Township 27 North, Range 50 East; Section 1, Township 26 North, Range 49 East; and, Sections 6 and 7, Township 26 North, Range 50 East in Eureka County, Nevada and are subject to the terms and conditions of an underlying lease agreement dated August 25, 2008 between David C. Knight (as assigned from KM Exploration, Ltd. by assignment of mining leases dated February 4, 2009), as owner, and C3 Resources, Inc., as tenant (as assigned from SY Resources Acquisition, Inc. by assignment of mining leases dated September 5, 2008).

All of C3’s rights and interests in the Horse Creek Lease were assigned to the Company on June 15, 2009.

The Horse Creek Lease contains the following material terms and conditions:

(i)	a term of 25 years and so long thereafter as minerals are mined, produced, explored or sold from the claims;

(ii)	the lessee is required to make annual rental payments on each anniversary of the Lease starting at $20,000 upon signing (paid) and increasing by $5,000 per year to $50,000 on the 6th anniversary and annually thereafter, provided, however, that every five years the payments shall be increased in proportion to any increase in the CPI(U) over the prior five-year period;

(iii)	the Horse Creek claims are subject to a 4% NSR production royalty payable to KM Exploration, provided that the lessee has the sole and exclusive option to buy down the royalty from 4% to 2% by paying KM Exploration a lump sum payment per royalty point of between $2 and $8 million, depending upon the average price of gold for the 30 days preceding the exercise of the option as more particularly set out in the Lease; and,

(iv)	prior to August 31st, the lessee is required to pay all claim maintenance fees and file all required filings with the United States Bureau of Land Management and the county in which the Horse Creek claims are located to maintain the claims in good standing.

(5)

The 88 unpatented lode mining claims comprising the Indian Creek (IC) project that are situated in Sections 5 and 6, Township 27 North, Range 54 East, and Sections 28, 29, 30, 31 and 32, Township 28 North, Range 54 East, in Elko County, Nevada and are subject to the terms and conditions of an underlying lease agreement dated August 25, 2008 between David Mathewson (as assigned from KM Exploration, Ltd. by assignment of mining leases dated February 4, 2009), as owner, and C3 Resources, Inc. as lessee (as assigned from SY Resources Acquisition, Inc. by assignment of mining leases dated September 19, 2008).

All of C3’s rights and interests in the Lease were assigned to the Company on June 15, 2009.

The Indian Creek Lease contains the following material terms and conditions:

(i)	the lessee is required to make annual rental payments on each anniversary of the Lease starting at $20,000 upon signing (paid) and increasing $5,000 per year to $50,000 on the sixth anniversary and annually thereafter, provided however that every five years the payments shall be increased in proportion to any increase in the CPI over the prior five-year period;

(iii)	the Indian Creek claims are subject to a 4% NSR production royalty payable to KM Exploration, provided that the lessee has the sole and exclusive option to buy down the royalty from 4% to 2% by paying KM a lump sum payment per royalty point of between $2 and $8 million depending upon the average price of gold for the thirty days preceding the exercise of the option as more particularly set out in the Lease; and,

(iv)

prior to June 30th, the lessee is required to pay all claim maintenance fees and file all required filings with the United States Bureau of Land Management and the county in which the CVN claims are located to maintain the claims in good standing.

(6)

The 86 unpatented lode mining claims comprising the Iron Butte project that are situated in Sections 13 and 24, Township 26 North, Range 43 East, and Sections 18 and 19, Township 26 North, Range 44 East, in Lander County, Nevada and are subject to the terms and conditions of an underlying lease agreement dated August 25, 2008 between David C. Knight (as assigned from KM Exploration, Ltd. by assignment of mining leases dated February 4, 2009), as owner, and C3 Resources, Inc., as tenant (as assigned from SY Resources Acquisition, Inc. by assignment of mining leases dated September 5, 2008).

All of C3’s rights and interests in the Iron Butte Lease were assigned to the Company on June 15, 2009.

The Iron Butte Lease contains the following material terms and conditions:

(i)	a term of 25 years and so long thereafter as minerals are mined, produced, explored or sold from the claims;

(ii)	the lessee is required to make annual rental payments on each anniversary of the Lease starting at $40,000 upon signing (paid) and increasing by $10,000 per year to $100,000 on the 6th anniversary and annually thereafter, provided however that every five years the payments shall be increased in proportion to any increase in the CPI(U) over the prior five-year period;

(iii)	the Iron Butte claims are subject to a 4% NSR production royalty payable to KM Exploration, provided that the lessee has the sole and exclusive option to buy down the royalty from 4% to 2% by paying KM Exploration a lump sum payment per royalty point of between $2 and $8 million, depending upon the average price of gold for the 30 days preceding the exercise of the option as more particularly set out in the Lease; and,

(iv)	prior to August 31st, the lessee is required to pay all claim maintenance fees and file all required filings with the United States Bureau of Land Management and the county in which the Iron Butte claims are located to maintain the claims in good standing.

(7)

The 52 unpatented lode mining claims comprising the North Sleeper project that are situated in Sections 2, 3, 4, 9, 10, 11 and 33, Township 40 North, Range 35 East in Humboldt County, Nevada and are subject to the terms and conditions of an underlying lease agreement dated December 7, 2006 between CARACOL, as owner, and C3 Resources, Inc., as tenant.

All of C3’s rights and interests in the North Sleeper Lease were assigned to the Company on June 15, 2009.

The Company, in turn, entered into a joint venture agreement with Montezuma Mines, Inc. (“Montezuma Mines”) on June 15, 2009; pursuant to the terms of the joint venture agreement, Montezuma Mines assumed responsibility for the payments detailed in notes (ii) and (iv) below.

The North Sleeper Lease contains the following material terms and conditions:

(i)	a term of ten years, renewable for additional ten-year periods

(ii)	the lessee is required to make annual rental payments on each anniversary of the Lease starting at $10,000 upon signing (paid) and increasing to $12,500 on the second anniversary (paid); $15,000 on the third anniversary; $25,000 on the fourth anniversary and $50,000 annually thereafter, provided however that after five years the payments shall be increased in proportion to any increase in the CPI(U) subsequent to December 31, 2006;

(iii)	the North Sleeper claims are subject to a 3% NSR production royalty payable to CARACOL, provided that the lessee has the sole and exclusive option to buy down the royalty from 3% to 1% by paying CARACOL a lump sum payment per royalty point of between $1.5 and $7 million, depending upon the average price of gold for the month preceding the exercise of the option as more particularly set out in the Lease; and,

(iv)	prior to June 30th, the lessee is required to pay all claim maintenance fees and file all required filings with the United States Bureau of Land Management and the county in which the North Sleeper claims are located to maintain the claims in good standing.

(8)

The 91 unpatented lode mining claims comprising the Robinson Creek (RC) project that are situated in Sections 24 and 25, Township 29 North, Range 54 East in Elko County, Nevada and are subject to the terms and conditions of an underlying lease agreement dated August 25, 2008 between David Mathewson (as assigned from KM Exploration, Ltd. by assignment of mining leases dated February 4, 2009), as owner, and C3 Resources, Inc. as lessee (as assigned from SY Resources Acquisition, Inc. by assignment of mining leases dated September 19, 2008).

All of C3’s rights and interests in the Lease were assigned to the Company on June 15, 2009.

The Robinson Creek Lease contains the following material terms and conditions:

(i)	the lessee is required to make annual rental payments on each anniversary of the Lease starting at $20,000 upon signing (paid) and increasing $5,000 per year to $50,000 on the sixth anniversary and annually thereafter, provided however that every five years the payments shall be increased in proportion to any increase in the CPI over the prior five-year period;

(iii)	the Robinson Creek claims are subject to a 4% NSR production royalty payable to KM Exploration, provided that the lessee has the sole and exclusive option to buy down the royalty from 4% to 2% by paying KM a lump sum payment per royalty point of between $2 and $8 million depending upon the average price of gold for the thirty days preceding the exercise of the option as more particularly set out in the Lease; and,

(iv)

prior to June 30th, the lessee is required to pay all claim maintenance fees and file all required filings with the United States Bureau of Land Management and the county in which the CVN claims are located to maintain the claims in good standing.

(9)

The 44 unpatented lode mining claims comprising the Safford Canyon project that are situated in Sections 8, 19, 20, 29 and 30, Township 31 North, Range 51 East, in Eureka County, Nevada and are subject to the terms and conditions of an underlying lease agreement dated November 30, 2006 between WFW Resources, LLC as owner, and C3 Resources, Inc., as tenant (as assigned from SY Resources Acquisition, Inc. by assignment of mining leases dated September 19, 2008).

All of C3’s rights and interests in the Safford Canyon Lease were assigned to the Company on June 15, 2009.

The Safford Canyon Lease contains the following material terms and conditions:

(i)	a term of ten years, extendable in five-year increments up to 40 years and so long thereafter as minerals are mined, produced, explored or sold from the WFW Claims;

(ii)

the lessee is required to make annual rental payments on each anniversary of the Lease starting at $6,000 upon signing (paid), $12,500 in years 2 thru 6, $17,500 in years 7 thru 11 provided that the payments shall be adjusted in the 11th and subsequent years to reflect increases in inflation and general costs of living.

(iii)	the WFW claims are subject to a 3% NSR production royalty payable to WFWE Resources, provided that the lessee has the sole and exclusive option to buy down the royalty from 3% to 1% by paying WFW Resources a lump sum payment per royalty point of between $1.5 and $7 million depending upon the average price of gold for the thirty days preceding the exercise of the option as more particularly set out in the Lease;

(iv)

prior to June 30th, the lessee is required to pay all claim maintenance fees and file all required filings with the United States Bureau of Land Management and the county in which the Safford Canyon claims are located to maintain the claims in good standing; and,

(v)	at any time during the term of the lease, the lessor may purchase all 44 WFW claims for $20,000 per claim, thus eliminating the annual rental payments (the claims would remain subject to the NSR production royalty).

(10)

The 78 unpatented lode mining claims comprising the Sand Springs project that are situated in Sections 3, 4, 9 and 10, Township 11 North, Range 21 East in Churchill County, Nevada and are subject to the terms and conditions of an underlying lease agreement dated March 14, 2007 (as amended) between Randall Stoeberl (d/b/a RS Gold), as owner, and C3 Resources, Inc., as tenant.

All of C3’s rights and interests in the Sands Springs Lease were assigned to the Company on June 15, 2009.

The Sand Springs Lease contains the following material terms and conditions:

(i)	a term of 25 years and so long thereafter as minerals are mined, produced, explored or sold from the claims;

(ii)

the lessee is required to make annual rental payments on each anniversary of the Lease starting at $20,000 upon signing (paid), $10,000 on the second anniversary (paid), $30,000 on the 3rd anniversary, $40,0000 on the 4th anniversary and $50,000 annually thereafter.

(iii)	the Sand Springs claims are subject to a 3% NSR production royalty payable to RS Gold provided that the lessee has the sole and exclusive option to buy down the royalty from 3% to 1% by paying RS Gold a lump sum payment per royalty point of $1 million as more particularly set out in the Lease; and,

(iv)	prior to August 31st, the lessee is required to pay all claim maintenance fees and file all required filings with the United States Bureau of Land Management and the county in which the Sand Springs claims are located to maintain the claims in good standing.

(11)

The 86 unpatented lode mining claims comprising the Veta Grande project that are situated in Sections 3, 4, 9 and 10, Township 11 North, Range 21 East in Douglas County, Nevada and are subject to the terms and conditions of an underlying lease agreement dated March 14, 2007 between CARACOL, as owner, and C3 Resources, Inc., as tenant.

All of C3’s rights and interests in the Lease were assigned to the Company on June 15, 2009.

The Veta Grande Lease contains the following material terms and conditions:

(i)	a term of ten years, extendable for additional ten year periods;

(ii)

the lessee is required to make annual rental payments on each anniversary of the Lease starting at $20,000 upon signing (paid) and increasing to $25,000 on the 2 nd (paid) through 4th anniversaries, and $50,000 annually thereafter;

(iii)	the Veta Grande claims are subject to a 3% NSR production royalty payable to CARACOL, provided that the lessee has the sole and exclusive option to buy down the royalty from 3% to 1% by paying CARACOL a lump sum payment per royalty point of between $1.5 and $7 million, depending upon the average price of gold for the month preceding the exercise of the option as more particularly set out in the Lease; and,

(iv)	prior to June 30th, the lessee is required to pay all claim maintenance fees and file all required filings with the United States Bureau of Land Management and the county in which the Veta Grande claims are located to maintain the claims in good standing.

(12)	Beginning in July 2008 the Company leased office space in Lakewood, Colorado. During the second 12 months of the lease, the Company is required to pay $3,693 per month, including utilities, with an option to pay a total of $13,295 ($1,108 per month) of the second year’s rent in stock. In July 2009, the Company issued a total of $13,295 worth of restricted common shares in partial payment of the 2009-2010 rent obligations. During the third year of the lease, the Company’s monthly rent (including utilities) will be $3,758 and the Company will have the option to pay the equivalent of $1,503 of the rent per month in restricted common shares during the third year of the lease.
(13)	Lease of office space in Culiacan, Sinaloa, Mexico for P1,700 (approximately $129 per month based on prevailing exchange rates at June 30, 2009) with a commitment through October 2009.

In addition, should we produce precious or base metals on the Gavilanes property, we would have to pay a net smelter return royalty as described in Note (2).

Our total rent expense (including those Bolsa-related rent expenses from January 1 through February 18, 2009) for the three months ended March 31 and June 30, 2009 was $11,482 and $11,271 respectively.

7. STOCKHOLDERS’ EQUITY

May 2009 Private Placement Financing

On May 29, 2009 the Company entered into a private placement financing agreement with Telifonda (Cayman) Ltd. (“Telifonda”), who subscribed to 1,666,667 shares at $0.10/share for net proceeds of $166,667. The financing closed on June 16, 2009 upon receipt of funds.

This financing was in partial consideration for a revision to the original agreement between the Company and Telifonda to extend the due date of a scheduled principal payment under the February 2009 Respite Agreement from May 31, 2009 until September 30, 2009 (See also Note 12 - Sale of Assets to and Financing Arrangement With a Shareholder).

No fees or commissions were paid in conjunction with this financing.

Additional Shares Issued During The Period Ending June 30, 2009

On April 7, 2009 we issued a total of 380,418 common shares at a deemed price of $0.0842/share to Company officers, directors and consultants in partial consideration for consulting services during the first quarter of 2009, pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On April 20, 2009 we issued a total of 789,474 common shares at a deemed price of $0.057/share to Company officers and directors in partial consideration for consulting services during the third quarter of 2008, pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On April 20, 2009 we issued a total of 1,551,723 common shares at a deemed price of $0.029/share to Company officers and directors in partial consideration for consulting services during the fourth quarter of 2008, pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On June 4, 2009 we issued a total of 90,000 common shares at a deemed price of $0.10/share to Company officers, directors and consultants in partial consideration for consulting services during the second quarter of 2009, pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On June 4, 2009 we issued a total of 432,000 common shares at a deemed price of $0.0842/share to Company officers, directors and consultants as a pre-payment of the equity portion of their respective consulting contracts for the period July 1, 2009 through December 31, 2010 pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On June 15, 2009 we issued a total of 47,500,000 restricted common shares valued at $0.08/share to C3 Resources, Inc. in payment for ten gold and silver exploration projects in Nevada. These shares were issued pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

Pursuant to the terms and conditions of the February 2008 Convertible Debenture Financing, the exercise price of the Series A and Series B warrants was re-set to $0.10 per share on May 29, 2009, resulting in an expense of $175,100 which was recorded as interest expense for the three and six months ending June 30, 2009.

Telifonda Warrants

In conjunction with a $1 million equity financing entered into with Telifonda Ltd. on February 15, 2008 we issued 1,666,667 common share purchase warrants which were exercisable immediately upon issuance for five years with an exercise price of $0.50 per share of common stock.

Effective May 29, 2009 the Company and Telifonda mutually-agreed to adjust the exercise price of these warrants to $0.10 per share of common stock, with an accelerated expiration date of May 29, 2010.

2007 Warrants

In conjunction with a $1,328,900 equity financing entered into with accredited investors on June 7, 2007 we issued 738,278 common share purchase warrants which were exercisable immediately upon issuance for two years with an exercise price of $1.60 per share of common stock.

These warrants expired unexercised on June 7, 2009.

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

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at April 1, 2009	350,000	$0.70
Granted	0	0
Exercised	0	0
Forfeited or expired	0	0

Outstanding at June 30, 2009	350,000	$0.70	1.0	$—

Exercisable at June 30, 2009	350,000	$0.70	1.0	$—

All outstanding options were fully vested as of June 30, 2009. There was no intrinsic value of any option as all were out of the money as of June 30, 2009.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options and the value of the re-priced warrants. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated as follows:

	Six Months Ended June 30,
	2009	2008
Expected life	0.25 to 3.75 yrs	3 yr
Risk-free interest rates	0.14 to 1.94%	4.60%
Expected stock price volatility	164%	74%
Expected dividend yield	—	—

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

9. INCOME TAXES

The Company has net operating loss carry-forwards of approximately $7.7 million available for deduction against future years’ taxable income. This was fully reserved by a valuation allowance as of the quarter ended June 30, 2009, since the realization of the net operating loss carry-forwards is doubtful. It is reasonably possible that our estimate of the valuation allowance will change. The operating loss carry-forwards will expire between 2019 and 2023.

10. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008 and throughout the first and second quarters of 2009 Aurelio maintained consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provided services to our company. For the three and six months ended June 30, 2009, Aurelio paid or accrued consulting fees of $63,338 and $110,210 in lieu of salaries to company officers and directors. Fees charged for consulting services were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Refer to Note 7.

Some of the Company’s directors have interests in the various transactions with Telifonda (Cayman) Ltd. (see Note 7 - Stockholders’ Equity (May 2009 Private Placement Financing) and also Note 12 - Sale of Assets To And Financing Arrangement With A Shareholder that are different from, or are in addition to, their interests as stockholders in the Company. These interests include the following:

•

Based on information filed in a Form 13D by Telifonda Holdings Co. Limited (“Holdings”) and DFG Master Hedge Fund Ltd. (“DFG”), Antony Warnaars is responsible for the overall management and control of DFG. Holdings and Telifonda are both wholly-owned subsidiaries of DFG. Mr. Antony Warnaars is the son of Dr. Frederik Warnaars, Chairman of the board of directors of Aurelio.

•	Maarten D. Tjaden is employed by Diversica Financial Group B.V., an affiliate of DFG and Holdings.

Telifonda, together with its affiliate DFG Master Hedge Fund Ltd. and certain advisory board members and related parties of Telifonda beneficially own or control an estimated 4.6% of the issued and outstanding common stock of the Company. The Company’s Board of Directors was aware of these additional interests and considered them when they approved the Stock Purchase Agreement, as amended, as well as the May 2009 Private Placement Financing and Amendment to the February 18, 2009 Respite Agreement and Note.

11. SEGMENT INFORMATION

Through February 18, 2009 Company operated in two reportable segments, these being the exploration for copper and zinc on its Hill Copper-Zinc Project in Arizona, and the exploration for gold on its Gavilanes Property in Mexico.

The Arizona business segment was sold to Telifonda (Cayman) Ltd. on February 18, 2009).

Between February 19, 2009 and June 14, 2009 the Company operated in one reportable business segment, namely, exploration for gold on its Gavilanes Property in Mexico.

Effective June 15, 2009 the Company was once again operating in two reportable business segments, these being on-going exploration for gold on the Gavilanes Property in Mexico, and ,exploration for gold and silver in Nevada on the ten projects acquired from C3 Resources, Inc.

Following is the segment information for the periods ending June 30th:

	Arizona	Mexico	Corporate	Total
As of and for the three months ended June 30, 2009:
Revenue	$—	$—	$—	$—
Depreciation expense	—	647	1,670	2,317
Mineral property expenditures	—	1,223	14,917	16,140
Operating loss	—	6,755	164,502	171,257
Other income	—	—	12,545	12,545
Interest expense	—	—	175,100	175,100
Net loss	—	6,755	313,489	320,244
Additions to fixed assets	—	—	—	—
Total assets	—	38,402	4,485,376	4,523,778
As of and for the three months ended June 30, 2008:
Revenue	—	—	—	—
Depreciation expense	1,010	669	2,344	4,023
Mineral property expenditures	122,910	2,092	—	125,002
Operating loss	192,456	10,132	379,835	582,423
Other income	1	—	4,106	4,107
Interest expense	28,849	—	420,479	449,328
Net loss	221,304	10,132	796,208	1,027,644
Additions to fixed assets	5,200	428	1,220	6,848
Total assets	3,374,445	18,572	914,666	4,307,683

	Arizona	Mexico	Corporate	Total
As of and for the six months ended June 30, 2009:
Revenue	$—	$—	$—	$—
Depreciation expense	957	1,292	3,341	5,590
Mineral property expenditures	14,855	32,347	14,917	62,119
Operating loss	14,264	41,715	384,979	440,958
Other income	10,500	—	18,016	28,516
Interest expense	20,810	—	175,312	196,122
Net loss	24,594	41,715	2,005,476	2,071,785
Additions to fixed assets	—	—	—	—
Total assets	—	38,402	4,485,376	4,523,778
As of and for the six months ended June 30, 2008:
Revenue	—	—	—	—
Depreciation expense	1,760	1,315	4,647	7,722
Mineral property expenditures	223,782	24,432	—	248,214
Operating loss	307,334	39,217	449,729	796,280
Other income	2	—	8,523	8,525
Interest expense	43,126	—	814,135	857,261
Net loss	350,458	39,217	1,255,341	1,645,016
Additions to fixed assets	5,200	633	1,220	7,053
Total assets	3,374,445	18,572	914,666	4,307,683

	Arizona	Mexico	Corporate	Total
As of and since Inception through June 30, 2009:
Revenue	—	—	—	—
Depreciation expense	6,237	6,918	24,653	37,808
Mineral property expenditures	1,876,042	194,198	125,041	2,195,281
Operating loss	2,233,900	299,542	3,931,702	6,465,144
Other income	10,695	—	77,469	88,164
Interest expense	223,251	—	1,369,942	1,593,193
Net loss	2,446,475	324,699	7,041,470	9,812,644
Additions to fixed assets	20,200	13,887	87,520	121,607
Total assets	—	38,402	4,485,376	4,523,778

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

In addition to purchasing all of the common stock of Bolsa, under the terms of the Amended Agreement, Telifonda has also agreed to purchase a 3% NSR interest in the Gavilanes gold project for $50,000 cash (the “Minera NSR”) prior to December 31, 2009 which is expected to result in a realized gain of the same amount. The Company will retain the right to repurchase the Gavilanes NSR at fair market value on the terms set forth in the Gavilanes NSR Agreement. The Minera NSR Agreement was approved by shareholders as part of the overall Amended Agreement. As of June 30, 2009, this agreement had not been executed.

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

As of June 30, 2009 the NewCo Loan had not been funded.

Respite Agreement and Amendment of AIEX Loan Agreement

A Respite Agreement and Amendment of Loan Agreement was entered into on February 18, 2009 by and among Aurelio Resource Corporation (“Aurelio”), AIEX Corporation (“AIEX”), a Colorado corporation that is a wholly-owned subsidiary of Aurelio, and Telifonda (Cayman) Ltd. (“Telifonda”).

Aurelio and Telifonda previously entered into a Stock Purchase Agreement dated September 30, 2008, as amended on November 17, 2008 (the “Stock Purchase Agreement”), and, in connection with the Stock Purchase Agreement (as amended), Telifonda agreed to provide to Aurelio (or its subsidiary, AIEX) a non-resource loan in the principal amount of $1,450,000 (the “AIEX Loan Amount”), repayable in accordance with the terms of a Loan Agreement dated February 19, 2009 between Telifonda and AIEX, (the “AIEX Loan Agreement”), as that agreement is further described in Section 2(b)(ii) of the Stock Purchase Agreement, as amended.

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

Amendment to the February 18, 2009 Respite Agreement and Note

In partial consideration of an agreement by the Company to extend the due date of the payment due on May 31, 2009, Telifonda agreed to subscribe to a private placement financing in the amount of $166,667 (see Note 7 – Stockholders’ Equity).

Telifonda made an additional payment to Company on June 16, 2009 totaling $33,333 of which $13,603 was credited against interest due on the Respite Note as of May 31, 2009 and $19,730 was applied to a reduction in principal of the Respite Note.

Per the May 29, 2009 Amended Respite Agreement and Note, Telifonda will be obligated to pay $245,792 in principal (plus accrued interest from July 1 - September 30, 2009 on the Respite Note balance) to the Company on or before September 30, 2009, with the final $1,500,000 in principal (plus accrued interest) as scheduled on or before December 31, 2009.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or negative comparable terminology or by discussion of strategy.

The risks and uncertainties are discussed in greater detail in the Company’s other filings with the Securities and Exchange Commission, including, most recently, its Annual Report on Form 10-K. There may be additional risks of which the Company is not presently aware or that it currently believes are immaterial which could have an adverse impact its business. The Company makes no commitment to revise or update any forward-looking statement in order to reflect events or circumstances that may change.

Sale of Assets to and Financing Arrangement with a Shareholder

See Note 12 (“Sale Of Assets To And Financing Arrangement With A Shareholder) on page 22 for a complete discussion of the chronology and current status of the various agreements between the Company and Telifonda Cayman (Ltd).

Overview and Going Concern Considerations

We continue to focus our efforts on the acquisition and exploration of mineral properties. To date, we have not discovered an economically viable mineral deposit on our mineral claims, and there is no assurance that we will discover or acquire one. Significant additional exploration, metallurgical analysis, engineering, permitting and economic feasibility analysis will be required before a final evaluation as to the economic and legal feasibility for our future development is determined.

Our financial statements for the three and six months ended March 31 and June 30, 2009 and the year ended December 31,2008 have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions as noted below currently exist that raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We successfully raised $166,667 in equity financing during the period ending June 30, 2009, and we continued our property expenditures in the expectation of obtaining financing from one of a number of different leads we were pursuing. To date, these efforts have been unsuccessful, and we are now examining several new alternatives discussed below. Meanwhile, we have reduced our overhead expenditures to conserve our cash.

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

We may consider entering into joint venture arrangements to provide the required funding to develop some (or all) of our mineral claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to the joint venture partner. Even if we determined to pursue a joint venture partner, there is no assurance that any third-party would enter into a joint venture agreement with us in order to fund exploration of our mineral claims.

We have no revenues, have experienced losses since inception, have no operations, have been issued a going concern opinion by our auditors and continue to rely upon the sale of our securities to fund operations.

Plan of Operations

Our plan of operations for the next twelve-month period as outlined below is dependent on our obtaining additional financing under reasonable terms and conditions.

We plan to undertake the operations outlined below utilizing our existing management and field personnel and will contract for additional labor on a project basis as required. We do not anticipate making any major purchases or sales of plant and equipment as we intend to sub-contract the drilling programs and outsource the assaying, resource estimation, engineering and metallurgical studies.

Nevada Projects

Between Closing (June 15, 2009) and the end of the quarter, the Company’s focus was on marketing a number of the exploration projects acquired from C3 Resources, Inc. As of the end of June 2009, one project (north Sleeper) had been farmed out, six projects were undergoing due diligence reviews / evaluations by interested parties, and negotiations were in progress on four of the projects.

During the third quarter of 2009, the Company hopes to sell, option, lease or joint venture as many as six of the Nevada projects. The Company will seek to exchange its interests in various properties in exchange for up-front cash and stock payments plus significant work commitments over several years (and recurring cash payments), while ultimately retaining either a minority participatory equity interest or an NSR production royalty. Projects that are not sold / farmed out but are deemed worthy of retaining for future exploration work, may see a reduction in land holdings in order to preserve working capital for drilling, trenching, etc. on other projects in the Company’s portfolio.

Company geologists are prioritizing the Nevada projects, and are developing exploration programs and budgets for the each of the properties that the Company intends to retain 100% interests in. Two of the projects could be drilled in late 2009 or early 2010 based on availability of funding, with current thoughts centered on 10,000 to 15,000 ft RVC drill programs at each project (costs estimates unavailable). RFPs are also being developed for an independent NI 43-101 quality resource estimate for the Iron Butte gold project. A decision on this work program and anticipated cost / schedule is anticipated to be made prior to the end of the third quarter.

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

Results of Operations

Revenues

We have had no operating revenues since our inception on February 19, 2004, through June 30, 2009. During the next twelve-month period, we will not generate any revenues.

General Operating Expenses

General operating expenses consist primarily of labor costs, including stock based compensation expenses, for officers, directors and administrative consultants and independent contractors. In addition, in its normal course of business, the Company incurs professional accounting and legal fees in its normal course of business, transfer agent fees and fees to maintain our offices. All such costs are included in general administrative expense.

We anticipate spending approximately $750,000 in ongoing general and administrative expenses over the next twelve months. Such expenditures exclude the costs that might be incurred in raising additional funding. The general and administrative expenses for the year will consist primarily of professional fees for our management, accounting and reporting expenses, audit and legal work relating to our regulatory filings, as well as transfer agent fees, promotion and investor relations activities, expenses related to the annual shareholder meeting, D & O insurance, and the costs of maintaining our executive office in Lakewood, Colorado and our field office in Culiacan, Mexico.

Mineral Property Costs

Costs incurred during each of the three and six month periods ended March 31 and June 30, 2009 and 2008 pertain primarily to property maintenance payments and exploration activities that are described above. Costs vary from period to period based upon the timing of required payments and funds available to carry out planned exploration activities including drilling, assaying, geological and metallurgical evaluations.

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

Liquidity and Capital Resources

At June 30, 2009, we had cash on hand of approximately $353,267.

We raised $166,667 in June 2009 through a private placement equity financing.

However, we anticipate that our cash and working capital will only be sufficient to enable us to pay for the cost of a limited exploration program and for general and administrative expenses for approximately the next six months. Accordingly, our ability to complete our ongoing exploration activities and the next phase of our recommended work programs will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

While one of our 2008 financings was a convertible debt offering, we believe that debt financing will not be a long-term alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the next phase of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund the next phase of our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of the work program. If we do not continue to obtain additional financing, we will be forced to either sell or abandon our mineral claims and our plan of operations.

Cash provided by (used for) operating activities was $3,641,000 and $1,861,290 for the three and six months ended June 30, 2009 ($629,926 and $1,296,817 for the three and six months ended June 30, 2008), which reflects the costs of our operations for the period and, in 2009, the reduction of outstanding accounts payable pertaining to elimination of land acquisition payments and mineral exploration / development work in Arizona resulting form the sale of Bolsa Resources, Inc. Cash used in investing activities in 2009 and 2008 related principally to purchase of additional lands within the Hill Copper-Zinc project, option payments and general and administrative costs in Mexico, and land / exploration costs in Nevada.

We have funded our business to date from sales of our common stock and convertible debentures, and, more recently, the sale of our Arizona subsidiary. Gross cash proceeds from the sale of our common shares during the period from inception, on February 19, 2004, through June 30, 2009 totaled approximately $4.2 million (after adjustments when we acquired ARI), including $1 million in 2008. Gross proceeds from the sale of 10% Convertible Debentures approximated $1.5 million in February 2008. The Convertible Debentures were repaid in full at their face value of $1,500,000 on October 1, 2008 (refer to Note 12 - Sale of Assets to and Financing Arrangement with a Shareholder).

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

See Note 6 on page 12 for a complete discussion.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

During the year ended December 31, 2008 and throughout the first and second quarters of 2009 Aurelio maintained consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provided services to our company. For the three and six months ended June 30, 2009, Aurelio paid or accrued consulting fees of $63,338 and $110,210 in lieu of salaries to company officers and directors. Fees charged for consulting services were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Refer to Note 7.

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

There were no matters submitted to a vote of the Security Holders during the quarter ended June 30, 2009.

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

Date: August 14, 2009	AURELIO RESOURCE CORPORATION
A Colorado Corporation

/s/ Stephen B. Doppler
Stephen B. Doppler
Chief Executive Officer

Date: August 14, 2009	/s/ Frederik W. Warnaars
Frederik W. Warnaars
Interim Chief Financial Officer, Chairman, and Secretary