Form 10-Q
period 2009-09-30
AURELIO RESOURCE CORP
filed 2009-11-19
CIK 1295803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended September 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 19, 2009 the registrant had 97,239,127 common shares outstanding.

AURELIO RESOURCE CORPORATION.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

Part I – Financial Information

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Sept 30, 2009	Dec 31, 2008
	(unaudited)
Current Assets
Cash	$145,734	$103,793
Accounts receivable	12,345	—
Receivable from Telifonda	254,963	216,689
Prepaid expenses and other	94,458	50,376

Total current assets	507,500	370,858

Mining claims	3,688,316	4,240,470
Investment	362,050	—
Equipment, net	50,766	89,389

	4,101,132	4,329,859

Total Assets	4,608,632	4,700,717

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$67,968	$170,872
Accounts payable - related parties	—	218,481
Short term note payable	—	2,000,000
Current portion of long-term debt	—	798,166

Total current liabilities	67,968	3,187,519
Long-term debt	—	1,664,000
Real estate deposit	462,050	—

Total Liabilities	530,018	4,851,519

Stockholders’ Equity
Common stock, $0.001 par value; 400,000,000 shares authorized; 97,239,127 issued and outstanding	97,240	40,417
Preferred stock, $0.01 par value; 87,500,000 shares authorized; zero issued and outstanding	—	—
Warrants	98,333	321,813
Additional paid in capital	11,867,132	7,244,506
Deficit accumulated during the exploration stage	(7,969,289)	(7,740,859)
Cumulative effect of currency translation	(14,801)	(16,679)

Total Stockholders’ Equity	4,078,614	(150,802)

Total Liabilities and Stockholders’ Equity	$4,608,632	$4,700,717

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended Sept 30, 2009	Three Months Ended Sept 30, 2008	Nine Months Ended Sept 30, 2009	Nine Months Ended Sept 30, 2008	Feb. 19, 2004 (Inception) Through Sept 30, 2009
Revenue	$—	$—	$—	$—	$—

Expenses:
Depreciation	2,321	4,159	7,911	11,881	40,129
General and administrative	52,048	76,946	196,186	279,297	2,471,301
Mineral property expenditures	131,467	104,395	193,586	352,609	2,326,748
Professional fees	89,767	187,875	318,878	525,868	1,902,569

	275,603	373,375	716,561	1,169,655	6,740,747

Loss from operations	(275,603)	(373,375)	(716,561)	(1,169,655)	(6,740,747)
Other income (expense)
Other income	15,682	833	44,198	833	103,846
Interest income	5,569	1,864	19,652	10,389	48,116
Other expense	(1,650)	—	(1,746)	—	(1,746)
Loss on debentures	—	—	—	—	(407,714)
Loss on sale of assets	(130,000)	—	(1,606,789)	—	(1,606,789)
Interest expense	—	(431,949)	(196,122)	(1,289,210)	(1,593,193)

Income (loss) before provision for income tax	(397,140)	(802,627)	(2,457,368)	(2,447,643)	(10,198,227)

Provision for income tax	—	—	—	—	—
Net income (loss)	(397,140)	(802,627)	(2,457,368)	(2,447,643)	(10,198,227)
Other comprehensive income (loss) - net of tax
Foreign currency translation gains (losses)	(2,771)	(2,659)	1,878	(2,911)	(14,801)

Comprehensive income (loss)	(399,911)	(805,286)	(2,455,490)	(2,450,554)	(10,213,028)

Net income (loss) per share
(Basic and fully diluted)	(0.004)	(0.02)	(0.037)	(0.06)

Weighted average number of common shares outstanding	97,228,805	40,236,882	65,697,185	39,405,729

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

(Continued On Following Page)

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued From Previous Page)

	Common Stock			Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Cumulative Effect of Currency Translation	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Warrant
Balance, December 31, 2006, from prior page	32,436,500	32,437	—	2,281,763	(1,069,276)	(1,580)	1,243,344
Issuance of stock options	—	—	—	405,500	—	—	405,500
Issued for cash	1,476,555	1,477	—	1,327,423	—	—	1,328,900
Issued for services	584,100	584	—	462,671	—	—	463,255
Exercise of stock options	150,000	150	—	118,350	—	—	118,500
Net loss	—	—	—	—	(3,379,987)	(1,675)	(3,381,662)

Balance, December 31, 2007	34,647,155	34,648	—	4,595,707	(4,449,263)	(3,255)	177,837
Issued for cash	3,333,334	3,333	321,813	674,854	—	—	1,000,000
Issuance of stock options	—	—	—	28,101	—	—	28,101
Issued for services at $0.36 per share	1,899,300	1,899		682,089			683,988
Issued for services at $0.28 per share	267,855	268	—	74,732	—	—	75,000
Forfeiture of stock options	—	—	—	(348,500)	—	—	(348,500)
Discount on issuance of debentures	—	—	—	1,275,018	—	—	1,275,018
Beneficial conversion feature of debentures	—	—	—	224,982	—	—	224,982
Issued in exchange for office rent	58,053	58	—	8,195	—	—	8,253
Issued in exchange for leasehold improvements	210,993	211	—	29,328	—	—	29,539
Net loss	—	—	—	—	(3,291,596)	(13,424)	(3,305,020)

Balance, December 31, 2008	40,416,690	40,417	321,813	7,244,506	(7,740,859)	(16,679)	(150,802)
Issued for services at $0.03 per share	4,222,223	4,222	—	122,445	—	—	126,667
Sale of subsidiary	—	—	—	—	2,228,938	—	2,228,938
Net loss	—	—	—	—	(1,751,541)	(27)	(1,751,568)

Balance, March 31, 2009 (unaudited)	44,638,913	44,639	321,813	7,366,951	(7,263,462)	(16,706)	453,235

Issued for services at $0.0842 per share	380,418	380	—	31,660	—	—	32,040
Issued for services at $0.057 per share	789,474	790	—	42,211	—	—	45,000
Issued for services at $0.029 per share	1,551,723	1,552	—	43,448	—	—	45,000
Issued for services at $0.10 per share	522,000	522	—	51,678	—	—	52,200
Issued for exploration properties at $0.08 per share	47,500,000	47,500	—	3,752,500	—	—	3,800,000
Issued for cash	1,666,667	1,667	—	165,000	—	—	166,667
Revaluation of warrants	—	—	(223,480)	398,580	—	—	175,100
Net loss	—	—	—	—	(308,687)	4,676	(304,011)
Balance, June 30, 2009 (unaudited)	97,049,195	$97,050	98,333	11,854,027	(7,572,149)	(12,030)	4,465,231
Issued in exchange for rent	189,932	190	—	13,105	—	—	13,295
Net loss	—	—	—	—	(397,140)	(2,771)	(399,911)

Balance, September 30, 2009 (unaudited)	97,239,127	97,240	98,333	11,867,132	(7,969,289)	(14,801)	4,078,615

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended Sept 30, 2009	Three Months Ended Sept 30, 2008	Nine Months Ended Sept 30, 2009	Nine Months Ended Sept 30, 2008	Feb. 19, 2004 (Inception) Through Sept 30, 2009
Cash Flows From Operating Activities:
Net loss	(397,140)	(802,627)	(2,457,368)	(2,447,643)	(10,198,227)
Adjustments to reconcile comprehensive loss to net cash provided by (used for) operating activities:
Depreciation	2,321	4,159	7,911	11,881	40,129
Stock-based compensation	—	37,792	206,280	476,381	1,214,030
Interest, amortization of discount on debentures	—	323,547	—	867,304	867,304
Loss on extinguishment of debentures	—	—	—	—	407,714
Beneficial conversion feature of debentures	—	—	—	224,982	224,982
Stock in exchange for rent	13,294	—	15,471	—	23,724
Stock in exchange for mining claim	—	—	3,800,000	—	3,800,000
Value adjustment of warrants	—	—	175,100	—	175,100
Loss on sale of asset	130,000	—	130,000	—	130,000

Changes in current assets and liabilities:
Accounts receivable	(12,345)	—	(12,345)	—	(12,345)
Receivable from Telifonda	2,386	—	(38,274)	—	(254,963)
Prepaid expenses, advances and security deposits	(41,709)	7,030	(44,082)	(48,422)	(94,458)
Reclamation bond - MAN claims	—	—	—	33,711	—
Accounts payable and accrued expenses	(2,136)	52,479	(102,904)	(254,670)	71,804
Accounts payable - related parties	—	(23,477)	(123,828)	(561,103)	562,492

Net Cash provided by / (used for) operating activities	(305,329)	(401,097)	(1,555,961)	(1,697,579)	(3,042,714)

Cash Flows From Investing Activities
Sale / purchase of mining claims - net (Note 6)	100,451	(48,251)	(1,940,012)	(369,894)	(5,578,796)
Purchase of fixed assets - net	116	(29,706)	28,509	(36,759)	(36,958)
Sale of subsidiary	—	—	2,228,938	—	2,228,938

Net cash provided by / (used for) investing activities	100,567	(77,957)	317,435	(406,653)	(3,386,816)

(Continued On Following Page)

AURELIO RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued From Previous Page)

	Three Months Ended Sept 30, 2009	Three Months Ended Sept 30, 2008	Nine Months Ended Sept 30, 2009	Nine Months Ended Sept 30, 2008	Feb. 19, 2004 (Inception) Through Sept 30, 2009
Cash Flows From Financing Activities:
Proceeds from sale of convertible debentures	$—	$—	$—	$1,500,000	$1,500,000
Bridge loan from shareholder	—	—	(2,000,000)	—	—
Issue notes for property acquisition	—	—	—	—	2,714,000
Debt principal repayment	—	(2,480)	—	(261,056)	(532,271)
Proceeds from short-term borrowings	—	—	—	—	250,000
Repayment of convertible debentures	—	—	—	—	(1,500,000)
Proceeds from exercise of stock options	—	—	—	—	118,500
Issuance of common stock for cash	—	—	166,667	1,000,000	4,039,836

Net cash provided by / (used for) financing activities	—	(2,480)	(1,833,333)	2,238,944	6,590,065

Effect of exchange rate changes on cash	(2,771)	(3,163)	1,878	(2,911)	(14,801)

Net increase / (decrease) in cash	(207,533)	(484,697)	41,941	131,801	145,734

Cash at the beginning of the period	353,267	884,908	103,793	268,410	—

Cash at the end of the period	$145,734	$400,211	$145,734	$400,211	$145,734

Schedule Of Non-Cash Investing & Financing Activities
Acquisition of Minera Milenium, S.A. de C.V.	$—	$—	$—	$—	$(46)
Acquisition of Aurelio Resources, Inc.	—	—	—	—	450,000
Mineral properties	—	48,251	2,040,463	1,383,894	8,042,037
Less note payable	—	—	—	(1,014,000)	(2,454,000)
Fixed asset purchases	—	29,706	—	36,759	122,016
Less long-term debt	—	—	—	—	(25,453)
Supplemental Disclosure
Cash paid for interest	$—	$64,839	$21,022	$50,546	$(87,072)
Cash paid for income taxes	—	—	—	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AURELIO RESOURCE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Aurelio Resource Corporation (the “Company” or “Aurelio”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position as of September 30, 2009 and the results of their operations and cash flows for the three and nine months ended September 30, 2009 and 2008 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The interim results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period of 2009 or for the year ending December 31, 2009.

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

From inception, February 19, 2004 through September 30, 2009, the Company generated a loss from operations during the exploration stage of $10,198,227.

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

As of September 30, 2009, the deferred tax asset related to the net operating loss carry forward was fully reserved by a valuation allowance due to the uncertainty of the Company generating future taxable income.

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

2. MANAGEMENT OF FINANCIAL RISK

The Company is subject to a concentration of credit risk with all of its cash at September 30, 2009 on deposit with JPMorgan Chase Bank, NA. Management considers that in view of the financial standing and nature of the operations of JPMorgan Chase Bank, NA the risk of loss is small.

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

4. PROPERTY AND EQUIPMENT

		Cost	Accumulated Depreciation	Net Book Value
As of September 30, 2009
Lakewood	- office furniture	$11,943	$4,834	$7,109
	- office equipment(1)	22,244	11,856	10,388
	- leasehold improvements	29,539	923	28,616
Mexico	- vehicles and equipment	8,693	5,201	3,492
	- furniture and equipment	2,495	1,334	1,161
Elfrida, AZ	- vehicles and equipment(2)	—	—	—

Total:		$74,914	$24,148	$50,766

As of December 31, 2008
Lakewood	- office furniture	$11,943	$3,555	$8,388
	- office equipment	47,769	17,361	30,408
	- leasehold improvements	29,539	369	29,170
Mexico	- vehicles and equipment	8,553	3,587	4,966
	- furniture and equipment	2,455	918	1,537
Elfrida, AZ	- vehicles and equipment	20,200	5,280	14,920

Total:		$120,459	$31,070	$89,389

(1)	The reduction in Lakewood - office equipment cost, accumulated depreciation and net book value for the period ending September 30, 2009 reflect the sale of Bolsa Resources, Inc. on February 18, 2009 and the resulting transfer of ownership of certain assets.
(2)	The reduction in Elfrida, AZ - vehicles and equipment cost, accumulated depreciation and net book value for the period ending September 30, 2009 reflect the sale of Bolsa Resources, Inc. on February 18, 2009 and the resulting transfer of ownership of certain assets.

In addition to the above equipment, the Company had capitalized costs relating to mining claims and other property in the amount of $3,688,316 and $4,240,470 at September 30, 2009 and December 31, 2008, respectively. Refer also to Note 6 regarding current property payment obligations. The September 30, 2009 capitalized costs relating to mining claims and other property were reduced as a result of the sale of Bolsa Resources, Inc. on February 18, 2009.

Depreciation expense was $2,321 and $7,911 for the three and nine months ended September 30, 2009, was $4,159 and $11,881 for the comparable periods in 2008, and was $40,129 from Inception through September 30, 2009.

5. LONG-TERM DEBT

Long-term debt consists of the following:

		September 30, 2009	December 31, 2008
Bank debt(1)		$—	$8,166
Note payable	– Courtland Claims(2)	—	950,000
Note payable	– Rae Properties(3)	—	754,000
Note payable	– View Sites(4)	—	750,000

	Subtotal	—	2,462,166
Less: current portion		—	(798,166)

Long-term portion		$—	$1,664,000

(1)	The bank debt was repaid in full on March 9, 2009.

(2)	This loan was assumed by Telifonda (Cayman) Ltd. on February 18, 2009 following completion of its acquisition of Bolsa Resources, Inc.
(3)	This loan was assumed by Telifonda (Cayman) Ltd. on February 18, 2009 following completion of its acquisition of Bolsa Resources, Inc.
(4)	This loan was assumed by Telifonda (Cayman) Ltd. on February 18, 2009 following completion of its acquisition of Bolsa Resources, Inc.

6. CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligations as of Sept 30, 2009
Unpatented BLM mining claims - annual renewal fees(1)	$264,600	$52,920	$105,840	$105,840	$—
Gavilanes option payments (2)	365,000	60,000	305,000	—	—
Crescent Valley North (CVN) Lease (3)	—	—	—	—	—
Horse Creek (HC) Lease (4)	200,000	30,000	75,000	95,000	—
Indian Creek (IC) Lease (5)	—	—	—	—	—
Iron Butte Lease (6)	400,000	60,000	150,000	190,000	—
North Sleeper Lease (7)	—	—	—	—	—
Robinson Creek (RC) Lease (8)	—	—	—	—	—

Safford Canyon Lease (9)	—	—	—	—	—
Sands Spring Lease (10)	220,000	30,000	90,000	100,000	—
Veta Grande Lease (11)	200,000	25,000	75,000	100,000	—
Lease of Lakewood, Colorado office (12)	78,332	44,510	33,822	—	—
Lease of Culican, Mexico office space (13)	1,638	1,512	126	—	—

(1)

Effective June 15, 2009 the Company completed the acquisition of a total of 1,820 unpatented mining claims located in Nevada from C3 Resources, Inc. (“C3”), including 934 claims comprising the Cortez-Carlin Corridor project, which were staked by C3 in 2008 and are not subject to any underlying lease or royalty agreements. For each of the unpatented mining claims, there is an annual renewal fee of $140 per claim payable to the Bureau of Land Management, an agency of the U.S. Department of the Interior. These claim fees are payable annually, on or before August 31st (although certain of the Nevada projects require payments prior to August 31st pursuant to the terms of the underlying leases as detailed in Notes (3) thru (11) below. The values in this entry have been adjusted to reflect: (i) the 52 claims at North Sleeper that are subject to a joint venture agreement (see note 7 below) and for which a third party has made the required claim payments; and, (ii) the 395 claims comprising the Crescent Valley North, Indian Creek, Robinson Creek and Safford Canton projects (see notes 3, 5, 8 and 9 below) for which a third party has made the required claim payments.

In light of the increased claim maintenance costs and the expense of mounting an effective grass-roots exploration program, the Company elected not to renew any of the 934 Cortez-Carlin Corridor claims. The values in this entry have been further adjusted to reflect the decision not to renew the 934 unpatented mining claims.

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

Effective September 14, 2009, the Company entered into an option agreement with JKR Gold Resources, Inc. pursuant to which JKR can acquire all of Aurelio’s rights and interests in the Crescent Valley North property (in addition to the Indian Creek, Robinson Creek and Safford Canyon projects) in exchange for cash payments totaling $216,657 ($116,657 of which has been received to date), issuing 600,000 common shares of JKR, a privately-held company (received), and completing $1.5 million in exploration and development work prior to August 31, 2012; the Company would retain a 1% NSR on each of the four projects. The agreement also requires JKR to make all underlying lease payments, in addition to paying all Federal and county claim maintenance fees and expenses.

$16,657 of cash received was recorded as a reduction to expenses we incurred for the Crescent Valley North, Indian Creek, Robinson Creek and Safford Canyon properties while this agreement was being finalized. $100,000 of cash and the 600,000 common shares have been recorded as a real estate deposit liability until the remaining obligations have been met by JKR. The 600,000 common shares received have been recorded as an investment on the consolidated balance sheet as of September 30, 2009. As of the date of the agreement, these shares represented approximately 5% of the outstanding JKR common shares, and are accounted for under the cost method.

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

All of C 3’s rights and interests in the Horse Creek Lease were assigned to the Company on June 15, 2009.

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

Effective August 25, 2009, the Company and David C. Knight amended the 2008 Mineral Lease Agreement to provide for a four-month extension in the due date for the first advanced annual royalty payment (to January 25, 2010), in exchange for a $3,000 increase in the first anniversary payment (from $25,000 to $28,000); all other terms of the 2008 Mineral Lease Agreement remained unchanged.

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

(iii)	the Indian Creek claims are subject to a 4% NSR production royalty payable to KM Exploration, provided that the lessee has the sole and exclusive option to buy down the royalty from 4% to 2% by paying KM a lump sum payment per royalty point of between $2 and $8 million depending upon the average price of gold for the thirty days preceding the exercise of the option as more particularly set out in the Lease; and,

(iv)

prior to June 30th, the lessee is required to pay all claim maintenance fees and file all required filings with the United States Bureau of Land Management and the county in which the Indian Creek claims are located to maintain the claims in good standing.

Effective September 14, 2009, the Company entered into an option agreement with JKR Gold Resources, Inc. pursuant to which JKR can acquire all of Aurelio’s rights and interests in the Indian Creek property (in addition to the Crescent Valley North, Robinson Creek and Safford Canyon projects) in exchange for cash payments totaling $216,657 ($116,657 of which has been received to date), issuing 600,000 common shares of JKR, a privately-held company (received), and completing $1.5 million in exploration and development work prior to August 31, 2012; the Company would retain a 1% NSR on each of the four projects. The agreement also requires JKR to make all underlying lease payments, in addition to paying all Federal and county claim maintenance fees and expenses.

See final paragraph in Note (3) on page 13 for further information concerning the JKR transaction.

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

(iii)	the Robinson Creek claims are subject to a 4% NSR production royalty payable to KM Exploration, provided that the lessee has the sole and exclusive option to buy down the royalty from 4% to 2% by paying KM a lump sum payment per royalty point of between $2 and $8 million depending upon the average price of gold for the thirty days preceding the exercise of the option as more particularly set out in the Lease; and,

(iv)

prior to June 30th, the lessee is required to pay all claim maintenance fees and file all required filings with the United States Bureau of Land Management and the county in which the Robinson Creek claims are located to maintain the claims in good standing.

Effective September 14, 2009, the Company entered into an option agreement with JKR Gold Resources, Inc. pursuant to which JKR can acquire all of Aurelio’s rights and interests in the Robinson Creek property (in addition to the Crescent Valley North, Indian Creek and Safford Canyon projects) in exchange for cash payments totaling $216,657 ($116,657 of which has been received to date), issuing 600,000 common shares of JKR, a privately-held company (received), and completing $1.5 million in exploration and development work prior to August 31, 2012; the Company would retain a 1% NSR on each of the four projects. The agreement also requires JKR to make all underlying lease payments, in addition to paying all Federal and county claim maintenance fees and expenses.

See final paragraph in Note (3) on page 13 for further information concerning the JKR transaction.

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

Effective September 14, 2009, the Company entered into an option agreement with JKR Gold Resources, Inc. pursuant to which JKR can acquire all of Aurelio’s rights and interests in the Safford Canyon property (in addition to the Crescent Valley North, Indian Creek and Robinson Creek projects) in exchange for cash payments totaling $216,657 ($116,657 of which has been received to date), issuing 600,000 common shares of JKR, a privately-held company (received), and completing $1.5 million in exploration and development work prior to August 31, 2012; the Company would retain a 1% NSR on each of the four projects. The agreement also requires JKR to make all underlying lease payments, in addition to paying all Federal and county claim maintenance fees and expenses.

See final paragraph in Note (3) on page 13 for further information concerning the JKR transaction.

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

In August 2009, the Company reduced its land position at Sand Springs to a core group of 10 unpatented mining claims; accordingly, the figures in this entry have been reduced to reflect the reduced land position.

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

(ii)

the lessee is required to make annual rental payments on each anniversary of the Lease starting at $20,000 upon signing (paid) and increasing to $25,000 on the 2nd (paid) through 4th anniversaries, and $50,000 annually thereafter;

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

(iv)	prior to June 30th, the lessee is required to pay all claim maintenance fees and file all required filings with the United States Bureau of Land Management and the county in which the Veta Grande claims are located to maintain the claims in good standing.

(12)	Beginning in July 2008 the Company leased office space in Lakewood, Colorado. During the second 12 months of the lease, the Company is required to pay $3,693 per month, including utilities, with an option to pay a total of $13,295 ($1,108 per month) of the second year’s rent in stock. In July 2009, the Company issued a total of $13,295 worth of restricted common shares in partial payment of the 2009-2010 rent obligations. During the third year of the lease, the Company’s monthly rent (including utilities) will be $3,758 and the Company will have the option to pay the equivalent of $1,503 of the rent per month in restricted common shares during the third year of the lease.

(13)	Lease of office space in Culiacan, Sinaloa, Mexico for P1,700 (approximately $126 per month based on prevailing exchange rates at September 30, 2009) with a commitment through October 2010.

In addition, should we produce precious or base metals on the Gavilanes property, we would have to pay a net smelter return royalty as described in Note (2).

Our total rent expense (including those Bolsa-related rent expenses from January 1 through February 18, 2009) for the three and nine months ended September 30, 2009 was $11,457 and $33,983 respectively.

7. STOCKHOLDERS’ EQUITY

Shares Issued During The Period Ending September 30, 2009

On July 6, 2009 we issued a total of 189,932 restricted common shares at a deemed price of $0.07/share to the Company’s third-party landlord in partial consideration for the office rent at the Company’s Lakewood, Colorado corporate offices for the period July 1, 2009 - June 30, 2010 pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

The shares were valued at the fair value of the services received by the Company.

Series A and Series B Warrants

In conjunction with a $1,500,000 convertible debenture financing entered into with private investors on February 26, 2008 (the debentures were repaid in full at their face value on October 1, 2008), we issued Series A and Series B common share purchase warrants. Specifically, we issued (i) 3,750,000 Series A common share purchase warrants which have an initial exercise date of August 26, 2008 and will be exercisable for five (5) years with an exercise price of $0.35 per share of common stock and (ii) 4,999,997 Series B common share purchase warrants which were exercisable immediately upon issuance for eighteen (18) months with an exercise price of $0.35 per share of common stock.

Subsequent to Closing, we paid a finder’s fee of $90,000 in cash and 3% of the value of the transaction, or $45,000, payable in each of Series A and Series B warrants.

Pursuant to the terms and conditions of the February 2008 Convertible Debenture Financing, the exercise price of the Series A and Series B warrants was re-set to $0.10 per share on May 29, 2009.

The Series B warrants expired unexercised on August 26, 2009.

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

The following summarizes the activity of the Company’s stock options for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at July 1, 2009	350,000	$0.70
Granted	—	—
Exercised	—	—
Expired	50,000	0.79

Outstanding at Sept 30, 2009	300,000	$0.66	0.6	$—

Exercisable at Sept 30, 2009	300,000	$0.66	0.6	$—

All outstanding options were fully vested as of September 30, 2009.

There was no intrinsic value of any option as all were out of the money as of September 30, 2009.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options and the value of the re-priced warrants. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated as follows:

	Nine Months Ended September 30,
	2009	2008
Expected life	0.1 to 1.3 yrs	3 yr
Risk-free interest rates	0.14 to 1.94%	4.60%
Expected stock price volatility	164%	74%
Expected dividend yield	—	—

9. INCOME TAXES

The Company has net operating loss carry-forwards of approximately $7.7 million available for deduction against future years’ taxable income. This was fully reserved by a valuation allowance as of the quarter ended September 30, 2009, since the realization of the net operating loss carry-forwards is doubtful. It is reasonably possible that our estimate of the valuation allowance will change. The operating loss carry-forwards will expire between 2019 and 2023.

10. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008 and throughout the first, second and third quarters of 2009 Aurelio maintained consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provided services to our company. For the three and nine months ended September 30, 2009, Aurelio paid or accrued consulting fees of $59,994 and $180,032 in lieu of salaries to company officers and directors. Fees charged for consulting services were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Refer to Note 7.

In addition, in June 2009 we issued a total of 522,000 restricted common shares to Company officers, directors and consultants in partial consideration for consulting services. 432,000 of those shares were a pre-payment (for the period July 1, 2009 thru December 31, 2010) of the equity portion of the individuals’ consulting contracts. The value of the shares issued for the three and nine months ending September 30, 2009 was $7,200 and $16,200 respectively.

Some of the Company’s directors have interests in the various transactions with Telifonda (Cayman) Ltd. as described in Note 7 - Stockholders’ Equity (May 2009 Private Placement Financing) and also Note 12 - Sale of Assets To And Financing Arrangement With A Shareholder that are different from, or are in addition to, their interests as stockholders in the Company.

These interests include the following:

☐	Based on information filed in a Form 13D by Telifonda Holdings Co. Limited (“Holdings”) and DFG Master Hedge Fund Ltd. (“DFG”), Antony Warnaars is responsible for the overall management and control of DFG. Holdings and Telifonda are both wholly-owned subsidiaries of DFG. Mr. Antony Warnaars is the son of Dr. Frederik Warnaars, Chairman of the Board of Directors of Aurelio.

☐	Maarten D. Tjaden is employed by Diversica Financial Group B.V., an affiliate of DFG and Holdings.

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

David C. Knight, a Director of the Company, holds a 100% interest in the underlying leases, core mining claims and NSR production royalties for the Horse Creek and Iron Butte projects (see Item 6 - Contractual Obligations, Contingent Liabilities and Commitments, notes 4 and 6 on pages 13 - 15). Mr. Knight, through the David C. and Deborah J. Knight Living Trust, is a Member of WFW Resources, LLC, which holds a 100% interest in the underlying leases, core mining claims and NSR production royalty for the Safford Canyon project (see Item 6 - Contractual Obligations, Contingent Liabilities and Commitments, notes 4 and 6 on pages 16 - 17).

David C. Knight, a Director of the Company, also serves as President and a Director of C3 Resources, Inc., which holds 47.5 million common shares of Aurelio Resource Corp.

William L. Oppenheimer, a Director of the Company, also serves as a Director of C3 Resources, Inc., which holds 47.5 million common shares of Aurelio Resource Corp.

11. SEGMENT INFORMATION

Through February 18, 2009 Company operated in two reportable segments, these being the exploration for copper and zinc on its Hill Copper-Zinc Project in Arizona, and the exploration for gold on its Gavilanes Property in Mexico. The Arizona business segment was sold to Telifonda (Cayman) Ltd. on February 18, 2009. Between February 19, 2009 and June 14, 2009 the Company operated in one reportable business segment, namely, exploration for gold on its Gavilanes Property in Mexico. Effective June 15, 2009 the Company was once again operating in two reportable business segments, these being on-going exploration for gold on the Gavilanes Property in Mexico, and, exploration for gold and silver in Nevada on the ten projects acquired from C3 Resources, Inc.

Following is the segment information for the periods ending September 30th:

	Arizona	Mexico	Corporate	Total
As of and for the three months ended September 30, 2009:
Revenue	$—	$—	$—	$—
Depreciation expense	—	650	1,671	2,321
Mineral property expenditures	—	23,758	107,709	131,467
Operating loss	—	28,628	246,975	275,603
Other income	—	—	15,682	15,682
Interest expense	—	—	—	—
Net loss	—	28,628	368,512	397,140
Additions to fixed assets	—	—	—	—
Total assets	—	38,533	4,570,099	4,608,632
As of and for the three months ended September 30, 2008:
Revenue	—	—	—	—
Depreciation expense	945	685	2,529	4,159
Mineral property expenditures	101,302	3,093	—	104,395
Operating loss	138,792	9,387	225,196	373,375
Other income	20	—	2,677	2,697
Interest expense	59,681	—	372,268	431,949
Net loss	198,453	9,387	594,787	802,627
Additions to fixed assets	—	—	29,631	29,631
Total assets	3,364,277	45,607	479,870	3,889,754

	Arizona	Mexico	Corporate	Total
As of and for the nine months ended September 30, 2009:
Revenue	$—	$—	$—	$—
Depreciation expense	957	1,942	5,012	7,911
Mineral property expenditures	14,855	56,105	122,626	193,586
Operating loss	14,264	70,343	631,954	716,561
Other income	10,500	—	33,698	44,198
Interest expense	20,810	—	175,312	196,122
Net loss	24,594	70,343	2,362,431	2,457,368
Additions to fixed assets	—	—	—	—
Total assets	—	38,533	4,570,099	4,608,632
As of and for the nine months ended September 30, 2008:
Revenue	—	—	—	—
Depreciation expense	2,705	2,000	7,176	11,881
Mineral property expenditures	325,084	27,525	—	352,609
Operating loss	446,126	48,604	674,925	1,169,655
Other income	22	—	11,200	11,222
Interest expense	102,807	—	1,186,403	1,289,210
Net loss	548,911	48,604	1,850,128	2,447,643
Additions to fixed assets	5,200	633	30,851	36,684
Total assets	3,364,277	45,607	479,870	3,889,754

	Arizona	Mexico	Corporate	Total
As of and since Inception through September 30, 2009:
Revenue	$—	$—	$—	$—
Depreciation expense	6,237	7,568	26,324	40,129
Mineral property expenditures	1,876,042	217,956	232,750	2,326,748
Operating loss	2,233,900	328,170	4,178,677	6,740,747
Other income	10,695	—	93,151	103,846
Interest expense	223,251	—	1,369,942	1,593,193
Net loss	2,446,475	353,327	7,398,425	10,198,227
Additions to fixed assets	—	11,188	63,726	74,914
Total assets	—	38,533	4,570,099	4,608,632

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

As of September 30, 2009, this agreement had not been executed.

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

As of September 30, 2009 the NewCo Loan had not been funded.

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

Interest on the principal balance of the Respite Note shall be payable at the rate of (i) One Year US$ LIBOR per annum, commencing on February 18, 2009, and increasing to One Year US$ LIBOR plus 9% per annum commencing on the occurrence of, and during the continuance of, any Default as described in Section 2 of the Respite Note.

The Respite Agreement also provided for an amendment of Section 1(c) of the AIEX Loan Agreement such that interest on the principal balance of the AIEX Loan Note was reduced by 200 basis points to One Year US$ LIBOR plus 3% per annum.

Amendment to the February 18, 2009 Respite Agreement and Note

In partial consideration of an agreement by the Company to extend the due date of the payment due on May 31, 2009, Telifonda agreed to subscribe to a private placement financing in the amount of $166,667 (see Note 7 - Stockholders’ Equity).

Telifonda made an additional payment to Company on June 16, 2009 totaling $33,333 of which $13,603 was credited against interest due on the Respite Note as of May 31, 2009 and $19,730 was applied to a reduction in principal of the Respite Note.

Per the May 29, 2009 Amended Respite Agreement and Note, Telifonda will be obligated to pay $245,792 in principal (plus accrued interest from July 1 - September 30, 2009 on the Respite Note balance) to the Company on or before September 30, 2009, with the final $1,500,000 in principal (plus accrued interest) as scheduled on or before December 31, 2009. As of September 30, 2009, payments due pursuant to the May 29, 2009 Amended Respite Agreement and Note remained outstanding; the Company extended the September 30th due date in exchange for certain cash payments received from Telifonda subsequent to September 30, 2009.

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

Sale of Assets to and Financing Arrangement with a Shareholder

See Note 12 (“Sale Of Assets To And Financing Arrangement With A Shareholder”) on page 22 for a complete discussion of the chronology and current status of the various agreements between the Company and Telifonda Cayman (Ltd).

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

Our financial statements for the three and nine months ended September 30, 2009 and the year ended December 31, 2008 have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions as noted below currently exist that raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Nevada Projects

Between Closing (June 15, 2009) and the end of the third quarter, the Company’s focus was on marketing a number of the exploration projects acquired from C3 Resources, Inc. As of September 30, 2009, five projects (Crescent Valley North, Indian Creek, North Sleeper, Robinson Creek and Safford Canyon) had been farmed out, and two projects were undergoing due diligence reviews / evaluations by interested parties.

During the fourth quarter of 2009, the Company hopes to sell, option, lease or joint venture the Horse Creek, Sand Springs and Veta Grande projects. The Company will seek to vend its interests in various properties in exchange for up-front cash and stock payments plus significant work commitments over several years (and recurring cash payments), while ultimately retaining either a minority participatory equity interest or an NSR production royalty. Projects that are not sold / farmed out but are deemed worthy of retaining for future exploration work, may possibly see a reduction in land holdings in order to preserve working capital for drilling, trenching, etc. on other projects in the Company’s portfolio.

Company geologists are developing exploration programs and budgets for the each of the properties that the Company intends to retain 100% interests in. Bids are also being sought for an independent NI 43-101 quality resource estimate for the Iron Butte gold project. A decision on this work program and anticipated cost / schedule is anticipated to be made prior to the end of the year.

Gavilanes Property

In the third quarter of 2009, we made one option payment of $25,000 in order to keep the Gavilanes land purchase option in good standing. We may need to raise additional funds in order to make subsequent payments.

Our planned exploration program (subject to funding) during the next twelve months includes approximately 7,000 feet of diamond drilling to test several exploration targets on the Gavilanes Property. Based on our review of all the pertinent data available on the property, we are pursuing our goal of identifying a bulk mineable, open pittable deposit at Gavilanes. The budget for this drill program is approximately $375,000 (not including land costs), and should take three to four months to complete. If this program shows the expected results, we will then undertake a larger program of up to 10,000 feet of diamond drilling on the property that is anticipated to cost approximately $500,000.

Results of Operations

Revenues

We have had no operating revenues since our inception on February 19, 2004, through September 30, 2009. During the next twelve-month period, we do not anticipate generating any revenues.

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

Mineral Property Costs

Costs incurred during each of the three and nine month periods ended September 30, 2009 and 2008 pertain primarily to property maintenance payments and exploration activities that are described above. Costs vary from period to period based upon the timing of required payments and funds available to carry out planned exploration activities including drilling, assaying, geological and metallurgical evaluations.

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

Liquidity and Capital Resources

At September 30, 2009, we had cash on hand of approximately $145,734.

We anticipate that our cash and working capital will only be sufficient to enable us to pay for the cost of a limited exploration program and for general and administrative expenses for approximately the next three to six months. Accordingly, our ability to complete our ongoing exploration activities and the next phase of our recommended work programs will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

While one of our previous financings was a convertible debt offering, we believe that debt financing will not be a long-term alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the next phase of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund the next phase of our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of the work program. If we do not continue to obtain additional financing, we will be forced to either sell or abandon our mineral claims and our plan of operations.

Cash provided by (used for) operating activities was $435,329 and $1,425,961 for the three and nine months ended September 30, 2009 ($401,097 and $1,697,579 for the three and nine months ended September 30, 2008), which reflects the costs of our operations for the period and, in 2009, the reduction of outstanding accounts payable pertaining to elimination of land acquisition payments and mineral exploration / development work in Arizona resulting from the sale of Bolsa Resources, Inc. Cash used in investing activities in 2009 and 2008 related principally to purchase of additional lands within the Hill Copper-Zinc project, option payments and general and administrative costs in Mexico, and land / exploration costs in Nevada.

We have funded our business to date from sales of our common stock and convertible debentures, and, more recently, the sale of our Arizona subsidiary. Gross cash proceeds from the sale of our common shares during the period from inception, on February 19, 2004, through September 30, 2009 totaled approximately $4.2 million (after adjustments when we acquired ARI), including $1 million in 2008. Gross proceeds from the sale of 10% Convertible Debentures approximated $1.5 million in February 2008. The Convertible Debentures were repaid in full at their face value of $1,500,000 on October 1, 2008 (refer to Note 12 - Sale of Assets to and Financing Arrangement with a Shareholder).

We anticipate continuing to rely on equity sales of our common shares and / or issuance of debt in order to continue to fund our business operations. Issuance of additional shares will result in dilution to our existing shareholders. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue exploration of our properties.

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

Related Party Transactions

During the year ended December 31, 2008 and throughout the first, second and third quarters of 2009 Aurelio maintained consulting contracts with our president, company officers, directors and their wholly-owned companies, through which they provided services to our company. For the three and nine months ended September 30, 2009, Aurelio paid or accrued consulting fees of $59,994 and $180,032 in lieu of salaries to company officers and directors. Fees charged for consulting services were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Refer to Note 7.

In addition, in June 2009 we issued a total of 522,000 restricted common shares to Company officers, directors and consultants in partial consideration for consulting services. 432,000 of those shares were a pre-payment (for the period July 1, 2009 thru December 31, 2010) of the equity portion of the individuals’ consulting contracts. The value of the shares issued for the three and nine months ending September 30, 2009 was $7,200 and $16,200 respectively.

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

There were no matters submitted to a vote of the Security Holders during the quarter ended September 30, 2009.

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

Date: November 19, 2009	AURELIO RESOURCE CORPORATION
A Colorado Corporation

/s/ STEPHEN B. DOPPLER
Stephen B. Doppler
Chief Executive Officer

Date: November 19, 2009	/s/ FREDERIK W. WARNAARS
Frederik W. Warnaars
Interim Chief Financial Officer, Chairman, and Secretary